Form 10QSB
period 1997-06-30
SOY ENVIRONMENTAL PRODUCTS INC
filed 1997-10-27
CIK 1031903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

         (Mark One)
         [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

         [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT

         For the transition period from _____________ to _______________

                             ----------------------

                         Commission File Number 0-22169

                             ----------------------


                        SOY ENVIRONMENTAL PRODUCTS, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        48-1192445
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                               9135 Barton Street
                           Overland Park, Kansas 66214
                    (Address of principal executive offices)

                                 (913) 599-0800
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X            No
    -----------          -----------

         The number of shares outstanding of each of the issuer's classes of common equity was 4,980,400 shares of common stock, par value $.001, as of June 30, 1997.

           Transitional Small Business Disclosure Format (check one):

Yes                   No      X
    -----------          -----------

================================================================================

                        SOY ENVIRONMENTAL PRODUCTS, INC.
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS                                            PAGE NUMBER

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statement........................................................................   3
                  Consolidated Balance Sheet
                           June 30, 1997 (unaudited)................................................   3
                  Consolidated Statements of Operations
                           Three Months and Nine Months Ended June 30, 1997 (unaudited).............   4
                  Consolidated Statement of Cash Flows
                           Nine Months Ended June 30, 1997 (unaudited)..............................   5
                  Notes to Consolidated Financial Statements........................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................   9

                                    PART II.
                                OTHER INFORMATION

None................................................................................................  10

                                   SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SOY ENVIRONMENTAL PRODUCTS, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)

                                     ASSETS

Current Assets:

     Cash                                                             $  33,362
     Accounts Receivable                                                 16,076
     Inventory                                                           15,647
                                                                      ---------

              Total Current Assets                                       65,085

Furniture and Equipment                                                   4,748

Investment (Note 5)                                                     190,000

Organization costs, net (Note 1)                                          7,537
Licenses                                                                  5,000
                                                                      ---------

              Total Assets                                            $ 272,370
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Accounts Payable (Note 5)                                        $  66,800
     Accrued Expenses                                                    69,028
     Notes Payable                                                      150,000
                                                                      ---------

              Total Current Liabilities                                 285,828
                                                                      ---------

Commitments (Note 9)

Stockholders' Equity:
     Common Stock, $.001 Par Value, 20,000,000 Shares
          Authorized, 4,980,400 Shares Issued and Outstanding             4,980
     Additional Paid in Capital                                         412,562
     Accumulated Deficit                                               (431,000)
                                                                      ---------

              Total Stockholders' Equity                                (13,458)
                                                                      ---------

              Total Liabilities and Stockholders' Equity              $ 272,370
                                                                      =========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months       Nine Months
                                                   Ended              Ended
                                               June 30, 1997      June 30, 1997
                                               =============      =============

Sales                                          $      23,991      $      32,170

Cost of Sales                                         17,262             21,168
                                               -------------      -------------

Gross Profit                                           6,729             11,002

General and Administrative Expenses                  179,712            377,466
                                               -------------      -------------

Loss from Operations                                (172,983)          (366,464)

Miscellaneous Income                                     126                371
                                               -------------      -------------

Net Loss                                       $    (172,837)     $    (366,093)
                                               =============      =============

Loss Per Share (Note 1)                                 (.03)              (.07)
                                               =============      =============

Weighted Average Shares Outstanding                4,980,400          4,980,400
                                               =============      =============



                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Nine Month Period Ended June 30, 1997
                                   (Unaudited)

Reconciliation of Net Loss to Net Cash
         Provided by Operating Activities:

Net Loss                                                              $(366,093)
                                                                      ---------

Adjustments to reconcile net loss to net cash
         provided by operating activities:
                  Amortization                                            1,330

Changes in Assets and Liabilities:
         Accounts receivable                                            (12,726)
         Inventory                                                      (15,647)
         Deposit                                                          5,003
         Accounts payable                                                66,760
         Accrued expenses                                                69,028
                                                                      ---------

                                                                        113,748
                                                                      ---------

Net cash used by operating activities                                  (252,345)
                                                                      ---------

Cash flows for investing activities:
         Increase in furniture and equipment                             (4,748)
         Increase in investment                                         (40,000)
         Increase in organization costs                                  (8,867)
                                                                      ---------

Net cash used by investing activities                                   (53,615)

Cash flows from financing activities:
         Proceeds from issuance of stock                                164,642
         Proceeds from notes payable                                    150,000
                                                                      ---------

         Net cash provided by financing activities                      314,642
                                                                      ---------

Net increase in cash                                                      8,682

Cash at the beginning of period                                          24,680
                                                                      ---------

Cash at end of period                                                 $  33,362
                                                                      =========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND NATURE OF OPERATIONS:

         Nature of Corporation. Soy Environmental Products, Inc. and Subsidiary (formerly Denom Acquisition Corp.) (the "Company") was organized under the laws of the State of Delaware on January 10, 1996. The Company was in development stage and had no activity from its inception through October 21, 1996. On October 21, 1996, the Company acquired Delta Environmental, Inc., through which all operations are conducted. See Note 2 below. On November 14, 1996, the Company changed its name from Denom Acquisition Corp. to Soy Environmental Products, Inc. The principal business purpose of the Company is to engage in the development of, ownership of interests in, and operation of facilities that produce biodegradable chemical products, and to establish national sales and distribution networks for these products.

         Principles of Consolidation. The consolidated financial statements of the Company include the accounts of Soy Environmental Products, Inc. and its wholly-owned subsidiary, Delta Environmental Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

         Revenue Recognition. Revenues are recognized on the accrual basis of accounting with revenue from product sales recognized at the time of shipment.

         Organization Costs. Organization costs consist of costs incurred prior to commencing operations. These costs consist primarily of professional fees and administrative costs, and are amortized ratably over a five year period. For the nine month period ended June 30, 1997, amortization expense in the amount of $1,330 was charged to operations.

         Interim Financial Information. The interim financial statements for the nine month period ended June 30, 1997 are unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim period. The results of operations for the nine month period ended June 30, 1997 are not necessarily indicative of the results for the year ending September 30, 1997. No financial statements for the three and nine month periods ended June 30, 1996 are presented for comparative purposes because no significant operations occurred in these periods.

         Loss Per Common Share. The computation of loss per common share is based on the net loss attributable to common stockholders and the weighted average number of common shares outstanding for the period. Common share equivalents are not included, as they are anti-dilutive in the calculation of loss per share.

2.       REVERSE ACQUISITION:

         On September 3, 1996, the Company entered into an agreement to purchase all of the outstanding common stock of Delta Environmental, Inc. The acquisition was effective as of October 21, 1996. The acquisition of Delta Environmental, Inc. was accounted for using the purchase method of accounting and as a reverse merger since the stockholders of Delta Environmental, Inc. received approximately 90% of the outstanding common stock of Soy Environmental Products, Inc. In addition, pursuant to the merger agreement, 3,030,500 shares transferred in the merger were specifically excluded from the reverse stock split. See Note 12 below.

3.       PERVASIVENESS OF ESTIMATES.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.       RELATED PARTY TRANSACTIONS:

         Leasing Arrangements. The Company leases office space under a month-to-month operating lease agreement with a related entity. For the three and nine month period ended June 30, 1997, rental expense for the office lease was $10,694 and $35,202, respectively.

5.       INVESTMENT

         The investment consists of an approximate 25% ownership interest in Interwest, L.L.C., an Iowa limited liability company, which owns a facility that will produce products for the Company. The investment will be accounted for under the equity method, however, as of June 30, 1997, no material activity had occurred with respect to the facility.

6.       STATEMENT OF CASH FLOWS:

         Non-Cash Financing Activities. For the nine month period ended June 30, 1997, the Company recognized financing activities that affected stockholders' equity, but did not result in cash receipts.

         As of June 30, 1997, these non-cash activities consisted of the following:

                  Reverse acquisition of Delta Environmental, Inc.'s net assets in exchange for 3,760,600 shares of the Company's restricted common stock.

7.       ECONOMIC DEPENDENCY:

         The Company purchases substantially all of its supply methyl esters from Interwest Cooperative, a non-related entity.

8.       COMPENSATION FROM OPTIONS:

         The Company has issued stock options pursuant to an employment agreement. The options are exercisable at $.33 per share for a period of five years from the grant date. At June 30, 1997, there were 500,000 options granted with no options exercised.

         The stock options issued to the employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on fair market value at the grant date consistent with the method of SFAS 123, the Company's net loss and loss per share for the nine month period ended June 30, 1997, would have been reduced to the pro forma amounts presented below:

         Net loss
                  As reported                                 $366,093
                  Pro forma                                   $436,093

         Loss per share
                  As reported                                 $    .07
                  Pro forma                                   $    .08

         The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997: expected life - two years, risk-free interest rates of eight percent and a zero percent dividend yield.

9.       COMMITMENTS:

         License Agreement. On September 15, 1996, Delta Environmental, Inc. entered into a licensing agreement with Interchem Environmental, Inc. for sales of various Interchem Environmental, Inc. products. The contract provides for royalties at a rate of one-half of one percent of gross sales. In exchange for the licensing agreement, Interchem Environmental, Inc. received 500,000 shares of Company common stock.

10.      NOTE PAYABLE:

         As of June 30, 1997, the note payable consists of a 90-day promissory note payable to two individuals with interest at the rate of nine percent per annum, unsecured.

11.      SUBSEQUENT EVENT:

         Subsequent to the balance sheet date, the Company commenced a private placement pursuant to Regulation D promulgated by the Securities and Exchange Commission. The Company is offering for sale 15 units consisting of $60,000 Senior Convertible Notes and 60,000 three year warrants to purchase common stock at an exercise price of $1.00 per share. Each $60,000 Senior Convertible Note is convertible into 60,000 shares of common stock.

12.      REVERSE STOCK SPLIT:

         On November 8, 1996, the Company's Board of Directors authorized a one-for-six reverse split of the shares of the Company's common stock. As a result of the reverse split 4,621,500 shares were outstanding as of November 8, 1996.

13.      PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:

         The following unaudited Proforma Condensed Consolidated Statement of Operations of Soy Environmental Products, Inc. gives effect to the reverse merger with Delta Environmental, Inc. as though such merger had occurred as of October 1, 1996. This proforma information has been prepared based on the estimates and assumptions set forth herein and in the notes to such statements. The unaudited Proforma Condensed Consolidated Statement of Operations do not purport to be indicative of the results which actually would have been obtained had the purchase been effected on October 1, 1996, or of the results which may be obtained in the future.

         The unaudited Proforma Condensed Consolidated Statement of Operations is based on the purchase method of accounting and treated as a reverse merger.

             PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Nine Month Period Ended June 30, 1997
                                   (Unaudited)


                                                    Historical        Proforma
                                Historical Soy       Delta(1)       Consolidated
                                --------------       --------       ------------

Sales                             $  32,170              --          $  32,170

Cost of Sales                        21,168              --             21,168

Gross Profit                         11,602              --             11,602

General and Administrative
         Expenses                   377,466            29,181         (406,647)
                                  ---------         ---------        ---------

Loss from Operations               (366,464)          (29,181)        (395,645)

Miscellaneous Income                    371              --                371

Net Loss                          $(366,093)        $ (29,181)       $(395,274)
                                  =========         =========        =========


(1) Represents the operations of Delta Environmental, Inc. for the period from October 1, 1996 through October 21, 1996, the date of the reverse merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB. Prior to October 21, 1996, the Company had no operating history. Subsequent to October 21, 1996 all of the Company's operations are being carried out by its wholly owned subsidiary Delta Environmental, Inc. ("DEI"). Therefore, all discussions below concerning the Company prior to the acquisition of DEI relate to and reflect the operations of DEI only.

RESULTS OF OPERATIONS

         The Company was a development stage company at June 30, 1997, with nominal revenues generated for the three and nine month periods then ended. Additionally, prior to October 21, 1996, the date DEI was acquired, no activity had occurred with respect to the Company resulting in no prior year's operations to compare to the Company's current operations.

         For the nine month period ended June 30, 1997, the Company had sales of $32,170 with cost of sales equal to $21,168 resulting in a gross profit of $11,002. Cost of sales as a percentage of sales was 65.80% for this period. General and administrative expenses were $377,466 for the nine months ended June 30, 1997 which resulted in a loss from operations of $366,093 for the period or $(.07) per share.

         For the three month period ended June 30, 1997, the Company had sales of $23,991 with cost of sales equal to $17,262 resulting in a gross profit of $6,729. Cost of sales as a percentage of sales was 71.95% for this period. General and administrative expenses were $179,712 for the three months ended June 30, 1997 which resulted in a loss from operations of $172,983 for the period or $(.03) per share.

         The Company anticipates that its operating expenses will be increasing so that the Company's future profitability will depend upon significant increases in revenue from operations. While the Company believes that sales revenue will increase due to the Company's marketing activities and distribution agreements recently entered into, there can be no assurance as to the amount of income which the Company may be able to generate from distributions and sales operations. Losses have primarily resulted from high start-up and general administrative costs compared to the Company's initial low sales volume. Given the Company's financial resources, its anticipated expenses and the highly competitive environment in which it will operate, there can be no assurance that the Company will be able to generate sufficient revenue to fund its current or future operations or that the Company's future operations will be profitable in the near future or at all.

LIQUIDITY AND CAPITAL RESOURCES

         From the date of formation to the date of the acquisition of DEI, the Company had no revenues or operating income. For the nine month period ended June 30, 1997, the Company had nominal revenues of $32,170, primarily from sales of samples and trial products. As of the date of acquisition of DEI, the Company had no tangible assets. As a result of the acquisition of DEI on September 30, 1996, the Company had total assets of $181,515 and total stockholders' equity of $124,774 compared to $272,370 and $(13,458), respectively, as of June 30, 1997.
As of September 30, 1996, the Company had current assets of $21,512 in the form of cash and current liabilities of $56,799. At June 30, 1997, the Company had current assets of $65,085, comprised of $33,362 cash, $16,076 accounts receivable and $15,647 inventory, and current liabilities of $285,828.

         Since inception, the Company's working capital needs have been satisfied by financing activities primarily consisting of the private placement of common stock and debt. The Company is currently privately placing discounted notes with a total face amount of $900,000. As of September 9, 1997, $325,000 face amount of such notes had been sold resulting in net proceeds to the Company of $263,855. The Company anticipates meeting its working capital needs during the current fiscal year primarily with proceeds from the sale of securities and secondarily with revenues from sales and distribution operations, if any. The Company believes that it will require substantial additional funds to cover the costs of manufacturing its products, general and administrative overhead, meeting its reporting obligations under the Securities Exchange Act, and in order to effect the acquisition of any entity or asset the Board of Directors deems necessary for the growth or well being of the Company. If such funds are necessary, the Company will seek to borrow such funds and/or raise such funds through the private or public sale of its common stock or other securities. No assurances can be given that such financing, if required, will be available, or that it can be obtained on terms satisfactory to the Company. In the opinion of management, inflation has not had a material affect on the operations of the Company.

         During the next 12 months, the Company anticipates that it will establish a manufacturer's representative organization to represent the
Company's products throughout the U.S. as well as internationally. The organization will be responsible for contacting and developing target markets as determined by the Company's segments involving large hardware/home center retail chains and the light industrial and automotive users. Management believes that the proceeds from its financing activities as currently anticipated will be sufficient to provide for the Company's planned expansion of its marketing, distribution and sales activities.

                           PART II. OTHER INFORMATION

None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                            SOY ENVIRONMENTAL PRODUCTS, INC.
                                            (Registrant)



Dated:   October 15, 1997                   By      /s/ Lee E. Derr
         ----------------                     ----------------------------------
                                                        Lee E. Derr, Director
                                      -10-