Form 10KSB
period 1997-09-30
SOY ENVIRONMENTAL PRODUCTS INC
filed 1998-04-06
CIK 1031903

================================================================================
   U. S.   S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                             WASHINGTON, D.C. 20549

                               -------------------
                                   Form 10-KSB

(Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended September 30, 1997

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the transition period from __________ to __________

                             ----------------------

                         Commission File Number 0-22169

                             ----------------------

                        SOY ENVIRONMENTAL PRODUCTS, INC.
                 (Name of Small Business Issuer in its Charter)


           Delaware                                       48-1192445
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                               9135 Barton Street
                           Overland Park, Kansas 66214
                    (Address of Principal Executive Offices)

                                  913-599-0800
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]         No  [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         Issuer's revenues for the most recent fiscal year were $56,678.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 1997 was: No Current Market.

         The number of shares outstanding of each of the issuer's classes of common equity was 5,445,200 shares of Common Stock, par value $.001, as of September 30, 1997.

Transitional Small Business Format (Check One):

Yes  [_]         No  [_]

================================================================================

                                     PART I

         Except for historical information contained herein, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Soy Environmental Products, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in "ITEM 1. DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE AND ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," as well as those discussed elsewhere in this Annual Report and the exhibits hereto and incorporated by reference. Although the Company believes that the assumptions underlying the forward-looking statements herein are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, as disclosed under "ITEM 1. BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE," the business and operations of the Company are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this Annual Report. The inclusion of such forward-looking information should not be regarded as a representation by the company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

         The Company is a development stage company that has acquired rights to non-toxic and biodegradable consumer and commercial products processed from soybean oil. The Company intends to develop a distribution network for and to market these products directly and through retail outlets. The Company's current product line, sold under registered trademarks of "SoyClean," "SoyRelease" and "Naturen," includes cleaners, lubricants, paint removers and strippers, adhesive removers and other products. These products are processed from methyl esters that are derived from processing soybean oil and possess unique characteristics that provide an effective and environmentally friendly alternative to petroleum and chemical based solvents and lubricants. This line of products is believed to be the most comprehensive line of non-toxic and biodegradable products in the marketplace.

         The Company's existing line of products, as a result of independent testing, have proven to meet or exceed industry standards for competing products as well as having properties superior to petroleum and chemical based products with respect to environmental safety. The trend toward utilizing solvents and products that are safer to workers as well as the environment creates increasing demand for non-hazardous and non-polluting products such as the Company's. This trend, coupled with governmental regulation of the use of hazardous or toxic substances, is believed to have created an opportunity for the Company's trademark branded products to gain consumer acceptance and market share.

         The Company was incorporated on January 10, 1996 and changed its name from Denom Acquisition Corp. to Soy Environmental Products, Inc. on April 3, 1997. Effective October 21, 1996 the Company acquired 100% of the outstanding stock of Delta Environmental, Inc. ("DEI") in exchange for shares of the Company's Common Stock. DEI had been formed as a Delaware corporation on October 1, 1996 and had entered into a license agreement in September 1996 entitling DEI to the exclusive use, sales and distribution rights to the "SoyClean" line of products.

Strategy

         The Company plans to become a leading distributor of non-toxic and biodegradable products. The Company intends to increase public awareness, through advertising and public relations campaigns, of the environmental concerns caused by petroleum and chemical based products and contrast the environmentally friendly nature of its products. The Company's strategy is to aggressively market its products to consumers and to automotive and industrial users through manufacturer representative relationships it seeks to develop over the near-term. While the Company's products are currently marketed to industrial users, it intends to increase this marketing effort and to heavily concentrate on consumer and automotive users. The home consumers and automotive user marketing efforts will concentrate on introducing the Company's products first through home centers and then through automotive supply, food, drug and variety stores. The Company's efforts in the industrial user market will focus on developing and expanding its current manufacturer representative force that will market the Company's products directly to manufacturers, municipalities, schools and other industrial users. The Company hopes to penetrate the lubricant, solvent and cleaner market and establish market share in this segment by providing its non-toxic and biodegradable products that are as effective as and priced competitive with similar petroleum and chemical based products.

Products

         The Company's products include lines that are currently sold to industrial and automotive users and lines that will be marketed for consumer use. All of the Company's products are "environmentally friendly" in that they are biodegradable, non-hazardous and lack volatile emissions. When used in an industrial environment, the Company's products may reduce worker illness or injury resulting from exposure to petroleum and chemical based solvents and cleaners. In addition to the commercial product line, the Company is developing products that it believes will meet or exceed competitive standards in the retail consumer market. These branded products focus on common cleaning uses found throughout the home and small businesses. The Company believes that the biodegradable, non-toxic nature of these products, in addition to their effective cleaning characteristics, position these products for consumer acceptance.

         Industrial Lines. The Company's industrial product line consists of SoyClean Graffiti Remover, SoyRelease3, SoyFormula3 and Naturen.

         o SoyClean Graffiti Remover. This product is formulated for use by municipalities, institutions, school districts, utility companies and law enforcement organizations. It effectively removes graffiti from a wide range of surfaces and is available in five package sizes. SoyClean Graffiti Remover replaces petroleum and hydrocarbon based graffiti cleaners.

         o SoyRelease3. This product is designed for state, local and federal departments of transportation and the paving and general contracting industries. This product prevents asphalt from adhering to truck beds, paving equipment and other metal surfaces and is also effective for removing asphalt and tar from vehicles and other surfaces. SoyRelease3 is a biodegradable substitute for diesel and other petroleum based products used for similar cleaning operations at construction sites.

         o SoyFormula3. This product is designed primarily for use in manufacturing as a replacement for hazardous mineral spirits or petroleum based solvents used primarily in manufacturing.

         o Naturen. This product is formulated for cleaning printing press blankets as well as other press components. Naturen has been in use in Europe since 1991 and meets regulatory standards in the United States printing industry.

         Consumer Lines. The "SoyClean" retail line is composed of products that can be used by the homeowner as well as in industrial, commercial and institutional settings. The "SoyClean" retail line consists of the following products:

         o Graffiti Remover. This product effectively removes graffiti from a variety of surfaces. It is effective on paints as well as markers and has been used by numerous municipalities, schools, utilities and homeowners. The product is offered in three container sizes for commercial or home use.

         o Barbecue Grill Cleaner. This product is designed to clean grease and char on barbecue cookers and grills by softening and loosening the soil on the grill surfaces prior to rinsing.

         o Adhesive/Mastic Remover. This product is specially formulated to remove adhesive and mastic from hard surfaces.

         o Paint Stripper. This product strips paint, varnish and other similar finishes from a variety of surfaces. This product is packaged in container sizes appropriate for both the homeowner and the commercial customer.

         o Driveway Cleaner. This product cleans driveways, sidewalks and other concrete surfaces. It can be useful in commercial workshops, automotive repair shops and by homeowners for garage, basement, patio or driveway clean up.

         o Lubricant. This multi-purpose lubricant is designed for use around the home, garage, shop, factory or office. This product is a biodegradable, non-toxic lubricant that penetrates rust, loosens frozen parts, provides a light coating for lubrication of moving parts and protects against corrosion.

         o Hard Surface Stain Remover. This biodegradable, waterless cleaner effectively cleans oil, grease and other stains on hard surfaces.

Product Testing

         SoyClean products have been independently tested as follows:

         The U.S. Army Material Command Logistics Center in Pennsylvania evaluated SoyClean for military vehicle degreasing operations and issued a report of its results in September 1995. The test resulted in recommendation that the cleaner be used.

         ARCO  Chemical  Company  evaluated   SoyClean's  graffiti  remover  and
concluded that the product effectively removed graffiti while having low flammability compared to other products.

         Scientific Certification Systems certified five SoyClean product types for its SCS environmental label (Green Cross Seal) in June 1997.

         Consumer Testing Laboratories, Inc., in May of 1997, tested SoyClean products, including the graffiti remover, the lubricant and the driveway cleaner, and issued a rating for their intended uses.

Marketing

         The Company's marketing strategy for the industrial and retail product lines is designed to increase awareness and knowledge of "SoyClean" benefits and value. The Company intends to utilize the strengths of management to open the appropriate channels of distribution, and use cost effective advertising and promotion techniques to create consumer awareness.

         The Company has not yet established the distribution system for its consumer products, and no assurance can be given that its consumer product will be accepted, or that a satisfactory distribution network can be established which will result in its consumer products being a success. The attributes of the Company's products being environmentally friendly alternatives to products currently in use are believed to be the most significant advantage of such products. The Company intends to use television and other mass media to create awareness of its total product line as the Company's revenues and other resources allow.

         Industrial Products. The industrial product line is in the early growth stage of a product life cycle. The Company expects demand for environmental products by industrial users to continue and to expand. Sales for the industrial line will be directed through an in house employee sales person that will develop manufacturer's representative relationships with distributors that will market the Company's products directly to users. Industries that utilize hazardous products in manufacturing will be primarily targeted.

         Consumer Products. The Company's Chairman, Mr. Sean F. Lee, has an extensive background in the home center retail market segment and has been actively involved in senior management of several major national companies involved in the sales and distribution of retail products. The Company's strategy is to utilize its management's knowledge of the distribution channels required in order to establish a line of branded products with the appropriate retail outlets.

         The Company is launching the consumer product line by concentrating on the penetration of the home center market segment. As in the industrial segment, the Company intends to engage manufacturer's representatives that will promote its products to home center product buyers. In this segment the Company will compete directly with petro/chemical based products that have applications similar to many of the "SoyClean" environmental friendly products. It is anticipated that the reputation of the Company's Chairman within this market segment will have the effect of minimizing many of the obstacles to market entry by new products and new companies. Other retailers, such as automotive, food, drug and variety discount stores will be targeted for distribution of the Company's products at retail after the home center retailers.

         Since the Company's retail products are price competitive and price elastic, its strategy is to penetrate targeted markets by educating and informing consumers about the attributes of "SoyClean." The Company intends to get maximum exposure for "SoyClean" products by utilizing a national advertising campaign to achieve this objective. This approach is appropriate for mass promotion and affords efficient communication of the Company's message to a large number of consumers. The campaign will help establish the "SoyClean" brand identity and convey to the consumer the availability of products that satisfy their needs.

Proprietary Rights

         The Company has acquired the world wide rights to the registered tradenames of "SoyClean" and "SoyRelease" through a licensing agreement with Interchem Environmental, Inc. The licensing agreement also grants the Company the exclusive rights to distribution of the "SoyClean" and "SoyRelease" products. The Company has also acquired through an agreement with Interchem Environmental, Inc. the United States rights for the tradename "Naturen."

         The  Company  intends  to rely on a  combination  of trade  secret  and copyright laws, license agreements and confidentiality and non-compete agreements to establish and protect its proprietary rights. There can be no assurance that any confidentiality agreements between the Company and its employees and consultants or any license agreements will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

Production Facility

         The Company owns an interest in a 2,000,000 gallon a year manufacturing facility in Ralston, Iowa consisting of 6,000 square feet of production space plus outdoor storage tanks. This interest is owned by virtue of a 25% profits interest in Interwest, L.C., a limited liability company organized in Iowa. The facility is co-owned and managed by West Central Cooperative also of Ralston, Iowa. The production facility is utilized to process soybean oil which is further distilled into methyl esters and glycerin. The methyl esters are then formulated with various additives to produce the Company's final products. The glycerin by-product is sold to third parties for use in unrelated products. The Ralston facility is expected to meet the production needs for the Company into the near future. In the event this facility is unable to meet the Company's needs for product, the Company anticipates the facility would be expanded or an additional facility would be located.

Competition

         Because the Company's consumer products are new, the scope of the Company's competition is difficult to assess accurately. Currently, most cleaners, solvents and other products competitive with those of the Company are petroleum based and are not biodegradable. The Company will compete with numerous well-established chemical and consumer products companies all of which possess substantially greater experience, financial, marketing, personnel and other resources than the Company and have established greater recognition for their brand names than the Company. Many of the Company's competitors have achieved significant national, retail and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets and/or to introduce new products. The Company's ability to compete successfully will depend on the Company's success at penetrating the industrial and consumer markets with its product lines, the consumer acceptance of its products and the Company's ability to research and develop new and improved products. There can be no assurance that the Company will be able to compete successfully, that its products will meet with consumer approval, that competitors will not develop and market products that are similar or superior to the Company's products or that the Company will be able to successfully enhance its products or develop new products meeting with consumer approval.

Regulation

         The use of certain chemicals and other substances is subject to extensive and frequently changing federal, state, provincial and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency, the Occupational Health and Safety Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use, and release of certain hazardous chemicals and substances. The Company's products do not utilize chemicals that are classified under applicable laws as hazardous chemicals or substances. The production of the Company's products does not currently produce waste or by-products, and none are expected to be generated by potential new products. The Company does not intend to maintain insurance to compensate it for any liabilities it may incur if it were to violate environmental protection laws or regulations. However, there can be no assurance that the Company will not incur environmental liability arising out of the use of hazardous substances. To date, the Company does not believe that it has incurred any such liability in their operations.

         The Company believes that it is in substantial compliance with all laws and regulations governing its material business operations and has obtained all required licenses and permits for the operation of its business. There can be no assurance that the Company in the future will be able to comply with, or continue to comply with, current or future government regulations in every jurisdiction in which it will conduct its material business operations without substantial cost or interruption of its operations, or that any present or future federal, state, provincial or local environmental protection regulations may not restrict the Company's present and possible future activities. In the event that the Company is unable to comply with such requirements, the Company could be subject to substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon the Company's business.

Employees

         At September 30, 1997, the Company employed five full time personnel, two administrative and three marketing employees. The Company's employees are not covered by any collective bargaining agreements or unions. The Company considers its relationship with its employees to be good.

Factors Affecting Future Performance

         Limited Operating History; Recent Losses. The Company has only been operating since August 1996 and is a developmental stage company. Accordingly, the Company has a limited operating history with respect to the distribution and marketing of consumer and industrial solvent, cleaner and lubricant products, its sole line of business. The Company has had negative cash flow since inception and expects to continue to have insufficient liquidity and cash resources until such time as its sales revenues increase substantially. The Company's immediate strategy is to expand its sales and marketing efforts and to continue its research and development activities. The Company's independent auditors have qualified their audit report with respect to the ability of the Company to continue as a going concern. The Company will require significant additional capital to fully implement its business plan and expand its operations. There can be no assurance that the Company will be able to achieve, or maintain, profitable operations or positive cash flow at any time in the future.

         Outstanding Obligations. The Company recently issued $924,000 of its Senior Secured Convertible Notes due January 31, 1998. Of the $924,000 outstanding, $720,000 of such Senior Secured Convertible Notes were converted into 720,00 shares of the Company's Common Stock and the remaining $204,000 principal amount went into default. The Senior Secured Convertible Notes are secured by a lien on essentially all of the assets of the Company. No collection activity with respect to such defaulted notes has been commenced and the Company anticipates that the notes will ultimately be converted or otherwise satisfied. However, there is no assurance that the Company will have sufficient funds to satisfy the obligations under such Senior Secured Convertible Notes. If the Company fails to satisfy its obligations under such notes, it is possible that the holders thereof would exercise their remedies and seek to satisfy their obligation through a sale or forfeiture of the Company's assets. In such event, in all likelihood, the Company could not continue as a going concern.

         Capital Requirements. The Company anticipates that substantial additional funding will be required to adequately meet management's growth objectives and fully implement its business plan. The Company may seek additional debt or equity financing through banks, other financial institutions, companies or individuals. No assurance can be given that the Company will be able to obtain any such additional equity or debt financing on satisfactory terms or at all. No assurance can be given that any such financing, if obtained, will be adequate to meet the Company's needs for the foreseeable future. If the Company is not able to successfully obtain sufficient capital, the Company's ability to continue as a viable business enterprise will be substantially impaired.

         Need to Develop Distribution Network. The Company has only recently commenced development of a distribution system for its industrial and retail products. Establishment of a distribution network sufficient to supply customer demand for the Company's product will be critical to the success of the Company. Numerous factors, including lack of sufficient inventory or capital, failure of the Company's products to generate sufficient demand and lack of sufficient qualified, experienced personnel may contribute to the difficulties the Company will face in establishing an efficient distribution network. No assurance can be given that the Company's products will be accepted by consumers or industries, that a satisfactory distribution network can be established or that the Company's proposed operations will be profitable.

         Uncertainty  of  Widespread  Market  Acceptance  of  Products,  Limited
Marketing Experience. The Company has just started marketing its line of consumer products. There have been limited sales of its industrial products, and the Company has conducted only limited marketing activities and has limited marketing experience with respect to all of its product lines. As is typical with new products, demand and market acceptance for the Company's consumer products are subject to a high level of uncertainty. Achieving widespread market acceptance for these products will require substantial marketing efforts and the expenditure of sufficient funds to create brand recognition and customer demand and to cause potential customers to consider the potential benefits of the Company's products as against the traditional products to which they have long been accustomed. Moreover, the Company has limited marketing capabilities and resources. To date, substantially all of the Company's marketing activities have been conducted by members of management. The prospects for the Company's product line will be largely dependent upon the Company's ability to achieve market penetration for such products. Achieving market penetration will require sufficient efforts by the Company to create awareness of and demand for the Company's products and services. The Company's ability to build its customer base will depend in part on the Company's ability to locate, hire and retain sufficient qualified marketing personnel and to fund marketing efforts, including advertising. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company's marketing efforts will result in profitable operations.

         Supply, Capacity and Distribution Constraints. In order for the Company to successfully market its products, the Company must be able to timely fill orders for its product lines. The ability of the Company to timely meet its supply requirements will depend on numerous factors including the ability of the Company to successfully establish an effective distribution network and to maintain adequate inventories and the ability of the Company's sole supplier to adequately produce the Company's products in volumes sufficient to meet demand. Failure of the Company to adequately supply its products to retailers or of the Company's supplier to adequately produce products to meet demand could materially adversely impact the operations of the Company.

         Competition. The market for environmentally friendly chemical products is recent and a rapidly growing segment of the United States economy. Numerous companies similar to the Company have entered the market in the last few years in anticipation of the perceived opportunities surrounding environmentally safe products and as a result the markets for the Company's products are highly competitive. The Company believes that its products can compete and that its management's qualifications will enable it to compete effectively. A significant factor in the ability of the Company's consumer products to compete successfully in the market will be its ability to secure and maintain shelf space with major national retail chains. There is no assurance that the Company's business plan to acquire and maintain such shelf space can be successfully implemented. The consumer product industry is highly competitive and the Company will compete with established manufacturers and distributors, many of which will have significantly greater operating history, name recognition and resources than the Company. Other companies and vendors may also enter into competition with the Company as a result of the Company's increased marketing efforts as expected after this Offering is successfully completed. The lack of financial strength of the Company may be a negative factor for the Company's ability to penetrate the home center market even if the Company's products are superior.

         Dependence Upon Raw Materials and Suppliers. The Company's products are manufactured from soybeans. As a commodity, soybeans are subject to significant price fluctuations based upon supply and demand of such product. The supply of soybeans may be affected by numerous factors, including general weather and planting conditions, drought, pestilence and governmental subsidies or regulation. The Company's sole supplier of its products is Interwest, L.C., an affiliate of the Company. Interruption of the Company's product supply could result from several factors, such as disruption of supply of raw product, work stoppages, strikes or other labor difficulties, changes in governmental regulations or natural or man caused disasters occurring with respect to its supplier. Any increase of costs of the Company's raw products or disruption of its supplier could severely affect the Company's business operations.

         License Agreement. The Company's rights to a substantial portion of its product lines are dependent upon its rights under the license agreement with and the rights of Interchem Environmental, Inc. with respect to such products and the process, formulae and other proprietary rights related to such products. Any termination or impairment of the rights of Interchem Environmental, Inc. to such proprietary rights or to the rights of the Company under the license agreement would materially adversely affect the Company.

         Limited Patent and Proprietary Information Protection. The Company believes that the proprietary processes used in production of its products does not infringe on the proprietary rights of others. In the event that the Company's products infringe the patent or proprietary rights of others, the Company may be required to modify its process or obtain a license. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do so would have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to defend a patent infringement or proprietary rights action. Moreover, if any of the Company's products infringe patents or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company. The Company also relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its proprietary rights. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. Although the Company requires all of its employees to sign confidentiality agreements, there can be no assurance that such agreements will be enforceable or will provide meaningful protection to the Company. There can be no assurance that the Company will be able to adequately protect its trade secrets or that other companies will not acquire information which the Company considers to be proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.

         Adequacy of Product Liability Insurance. The use of the Company's products entails inherent risks of adverse effects which could expose the Company to product liability claims. Product liability claims could have a material adverse effect on the business and financial condition of the Company. While the Company has obtained $2,000,000 in product liability insurance, there can be no assurance that the Company will be able to maintain such product liability insurance on acceptable terms or if maintained that such insurance will provide adequate coverage against all potential claims.

         Need for Additional Development of Certain Products. The Company believes that development work on its products is substantially complete.
However, testing of these products has been limited. The Company anticipates that its future research and development activities combined with experience gained from commercial production and use of the products could result in the need for further refinement and development. The Company also expects to modify the products for particular customer applications. There can be no assurance that unforeseen circumstances will not require expensive additional development of the Company's products and their applications. In addition, the Company may in the future need to make improvements in its product line in order for such products to remain competitive.

         Reliance on Management; Limited Personnel. The Company is highly dependent on the services of its officers and on the sales and marketing activities conducted by its Chairman, Sean F. Lee. While the Company has an employment agreement with Mr. Lee, the loss of his services or the inability to attract or retain alternative or additional qualified personnel will have a materially adverse affect on the Company. Attracting and retaining qualified personnel is critical to the Company's business plan. No assurances can be given that the Company will be able to retain or attract such qualified personnel or agents, or to successfully implement its business plan.

         Management of Growth. The Company anticipates rapid growth in the future if its financing and marketing efforts are successful. This growth, if achieved, will place significant strains on the Company's financial, managerial and other resources. Failure to effectively manage growth could have a materially adverse effect on the Company's business and profitability.

         Seasonal Fluctuations. The Company's limited experience suggests that a greater demand for its products will occur in summer months, which is anticipated to result in more revenues in the Company's third and fourth fiscal quarters. Fluctuations in quarterly operating results may impact the market for the Company's Common Stock and result in high volatility the price of the Company's Common Stock, if a market is established.

         Control by Existing Shareholders. The Company's officers, directors and principal shareholders and their affiliates own or control a majority of the Company's outstanding Common Stock. As a result, these shareholders, if acting together, would be able to effectively control matters requiring approval by the shareholders of the Company, including the election of the Company's Board of Directors.

         International Sales. The Company anticipates engaging in foreign sales. Currency fluctuation and other normal risks of conducting business internationally, including regulatory changes and requirements, fluctuating exchange rates, tariffs and other barriers, management difficulties, potentially adverse tax consequences and potentially difficult legal enforcement and collection problems could have a materially adverse impact on the financial condition of the Company.

         Securities Law Compliance. The Company has been involved in complex merger and acquisition transactions and in offerings of securities which may have associated compliance defects by the Company or one or more of its shareholders. While management is not aware that the Company has failed to comply with applicable rules and regulations, no assurances can be made that all such transactions were in complete compliance with applicable federal and state securities laws or that a claim with respect to non-compliance will not be made. Similarly, a claim of non-compliance may be made with respect to this Offering. Costs may be incurred by the Company to defend any claim of non-compliance and the Company may be required to offer rescission rights with respect to sales of its securities which would severely affect the operations and financial condition of the Company.

         Illiquidity and Lack of Public Market. At the present time there is no public market for any of the Company's securities. The Company is in the process of qualifying its Common Stock for over-the-counter trading through listing on the NASDAQ Electronic Bulletin Board and by attracting qualified broker/dealers to make a market in its Common Stock. There can be no assurance that an active trading market in the Company's Common Stock will develop or be sustained. If a market for the Company's Common Stock does develop, the market price of the Common Stock may be highly volatile. Any broker/dealer that makes a market in the Company's securities may have a significant influence over the market for the Company's Common Stock, if such market develops, and the price and liquidity of the Common Stock may be affected by the degree of participation of any person in such market. Even if a market develops, there can be no assurance that all market making activity may cease at any time. As a result, purchasers of the Company's Common Stock may be unable to liquidate their investment readily or at all.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company through its wholly-owned subsidiary DEI sub-leases, on a month-to-month basis, approximately 3,800 square feet of office space at its principal place of business in Overland Park, Kansas. The primary tenant is Interchem (N.A.) Industries, Inc. and the primary lease expires on October 31, 2000. The monthly rental paid by the Company is $3,565. The space is used for the general administration of the Company including all marketing of the Company's products.

         The Company also leases approximately 2,000 square feet of office space in Phoenix, Arizona at a cost of $1,207 per month on a month-to-month basis which is utilized as a marketing office.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not currently involved in any litigation and is not aware of any threatened litigation involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market

         No public trading market currently exists for the Company's Common Stock. The Company is currently in the process of qualifying its Common Stock for over-the-counter trading on the NASDAQ Electronic Bulletin Board. If the Company's Common Stock is approved for such trading, it is anticipated that only a limited public market would initially develop and no assurance can be given that any significant public market for the Company's Common Stock will ultimately develop or be sustained.

Dividends

         The Company has never declared or paid dividends, intends to retain earnings for future business uses and does not intend to pay dividends in the foreseeable future. The timing and payment of future dividends will depend upon numerous factors, including future earnings, operations, capital requirements, restrictions in future financing agreements, general financial conditions of the Company and general business conditions. Additionally, the Company is contractually restricted from declaring or paying dividends under a Note Agreement entered into on July 3, 1997 until all Senior Secured Convertible Notes issued pursuant to such agreement have been paid or converted into Common Stock under their terms. The final maturity of the Senior Secured Convertible Notes under the Note Agreement is July 31, 1998.

Sale of Unregistered Securities

         On January 12, 1996, the Company issued 1,469,500 shares of its Common Stock to shareholders of Cactus Patch Farms, Inc. in exchange for the payment of certain legal and accounting fees in the amount of $8,817. This offering was conducted by prior management of the Company and was made in reliance upon the exemption from registration provided under Rule 504 of Regulation D. Current management is unaware of all facts and circumstances forming a basis for reliance on this exemption, but believes the offering was exempt from registration under Section 4(2) of the Securities Act.

         Effective October 21, 1996, the Company acquired all outstanding stock of DEI in exchange for 2,530,500 shares of its Common Stock. The Company relied upon the exemption from registration of the shares issued in this transaction afforded by Section 4(2) of the Securities Act.

         From September 23, 1996 through March 13, 1997, DEI, the Company's wholly-owned subsidiary, placed 1,393,800 shares of its common stock for total consideration of $464,600 through Capital West Investment Group that acted as its placement agent. Capital West Investment Group received $46,460 as a placement agent fee in connection with this offering. The offering was made solely to "accredited investors" as defined in Rule 501(a) of Regulation D and the shares were offered in reliance on the exemption from registration as provided in Rules 504 and 506 of Regulation D. The Company assumed the obligations of DEI after its acquisition and issued a total of 1,393,800 shares of its Common Stock in exchange for the DEI shares issued prior to acquisition and directly thereafter in reliance on Rules 504 and 506 of Regulation D.

         From June 27, 1997 through September 23, 1997, the Company issued a total of $924,000 of its Senior Secured Convertible Notes and 924,000 Class A Warrants as units for total consideration of $770,000. The Senior Secured Convertible Notes were placed by Fox & Company Investments, Inc. for total commissions and fees of $115,500 and the issuance of 462,000 Class B Warrants. The offering was solely to "accredited investors" and made in reliance on Rule 506 of Regulation D. The Senior Secured Convertible Notes were due January 31, 1998 with a final maturity of July 31, 1998, predicated upon payment of extension fees and additional interest. The Senior Secured Convertible Notes are convertible into shares of Company Common Stock on the basis of $1.00 of principal per share and as of January 31, 1998, $720,000 principal amount of the Senior Secured Convertible Notes had been converted into 720,000 shares of the Company's Common Stock. The remaining $204,000 principal amount of the Senior Secured Convertible Notes are outstanding and in default. The Class A Warrants entitle the holder thereof to purchase one share of the Company's Common Stock per Warrant for $1.00 per share. The Class A Warrants expire on September 30, 2000, and are cancelable by the Company upon 45 days written notice, subject to prior exercise, in the event the Company's Common Stock closing bid price in any public market equals or exceeds $3.00 per share for 120 consecutive trading days. The Class B Warrants are exercisable commencing July 3, 1998 for shares of Company Common Stock at $1.20 per share. The Class B Warrants are not subject to redemption or cancellation and expire on September 30, 2007.

         From December 8, 1997 through January 31, 1998, the Company issued a total of $241,500 of Convertible Subordinate Notes and 241,500 Warrants as units for total consideration of $200,000. The Convertible Subordinate Notes were placed through Capital West Investments Holding Company, Inc. for total commissions of $14,000. The offering was solely to "accredited investors" and made in reliance on Rule 506 of Regulation D. Each Convertible Subordinate Note is due four months from issuance and is convertible into shares of the Company's Common Stock on the basis of $1.00 of principal per share. The Warrants allow the holder thereof the right to purchase one share of Common Stock per Warrant at $1.00 for three years from the date of issuance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and notes thereto for the year ended September 30, 1997 and the period ended September 30, 1996. See Item 7 below. Prior to October 21, 1996, the Company had no operating history. Subsequent to October 21, 1996 all of the Company's operations were carried out by its wholly-owned subsidiary DEI. Therefore, all discussions below concerning the Company prior to the acquisition of DEI relate to and reflect the operations of DEI only.

Results of Operations

         The Company generated nominal revenues for the year ended September 30, 1997. Additionally, prior to October 21, 1996, the date DEI was acquired, no activity had occurred with respect to the Company resulting in no significant prior year's operations to compare to the Company's current operations.

         For the year ended September 30, 1997, the Company had sales of $56,678 with cost of sales equal to $43,090 resulting in a gross profit of $13,588. Cost of sales as a percentage of sales was 76.03% for this period. General and administrative expenses were $614,093 for the year ended September 30, 1997 which resulted in a loss from operations of $600,505 for the period. The Company's net loss for the year ended September 30, 1997 was $780,032 or $(.15) per share.

         The Company anticipates that its operating expenses will be increasing and that the Company's future profitability will depend upon significant increases in revenue from operations. While the Company believes that sales revenue will increase due to the Company's marketing activities, there can be no assurance as to the amount of income which the Company may be able to generate from distributions and sales operations. Losses have primarily resulted from high start-up and general administrative costs compared to the Company's initial low sales volume. Given the Company's financial resources, its anticipated expenses and the highly competitive environment in which it will operate, there can be no assurance that the Company will be able to generate sufficient revenue to fund its current or future operations or that the Company's future operations will be profitable in the near future or at all.

Liquidity and Capital Resources

         From the date of formation to the date of the acquisition of DEI, the Company had no revenues or operating income. For the year ended September 30, 1997, the Company had nominal revenues of $56,678, primarily from sales of samples and trial products. As of the date of acquisition of DEI, the Company had no tangible assets. As a result of the acquisition of DEI on October 21, 1996, the Company had total assets of $181,515 and total shareholders' equity of $124,774 compared to $648,406 and $(400,228), respectively, as of September 30, 1997. As of September 30, 1996, the Company had current assets of $21,512 in the form of cash and current liabilities of $56,799. At September 30, 1997, the Company had current assets of $433,330, comprised of $185,938 cash, $12,936 accounts receivable, $141,000 inventory, and prepaid expenses of $93,456, with current liabilities of $417,370.

         Since inception, the Company's working capital needs have been satisfied by financing activities primarily consisting of the private placements of Common Stock and debt. In the quarter ended September 30, 1997, the Company completed a private placement of discounted notes with a total face amount of $924,000 resulting in net proceeds to the Company of $594,000. The Company anticipates meeting its working capital needs during the current fiscal year primarily with proceeds from the sale of securities and secondarily with revenues from sales and distribution operations, if any. The Company believes that it will require substantial additional funds to cover the costs of manufacturing its products, general and administrative overhead and meeting its reporting obligations under the Exchange Act. If such funds are necessary, the Company will seek to borrow such funds and/or raise such funds through the private or public sale of its Common Stock or other securities. No assurances can be given that such financing, if required, will be available, or that it can be obtained on terms satisfactory to the Company. In the opinion of management, inflation has not had a material affect on the operations of the Company.

         During the year ending September 30, 1998, the Company anticipates that it will establish a manufacturer's representative organization to represent the Company's products throughout the United States and perhaps internationally. The organization will be responsible for contacting and developing target markets as determined by the Company's segments involving large hardware/home center retail chains and the light industrial and automotive users. Management believes that the proceeds from its financing activities as currently anticipated will be sufficient to provide for the Company's planned expansion of its marketing, distribution and sales activities.

ITEM 7.  FINANCIAL STATEMENTS


                                      INDEX
                                                                            Page
                                                                            ----

Report of Independent Public Accountant...................................... 13

Consolidated Balance Sheet - September 30, 1997.............................. 14

Consolidated Statements of Operations
     Year ended  September 30, 1997 and
     period from date of inception,
     September 15, 1996 through September 30, 1996........................... 15

Consolidated Statement of Changes in Stockholders' Equity (Deficit) -
     Year ended September 30, 1997 and period ended September 30, 1996....... 16

Consolidated Statements of Cash Flow
     Year ended September 30, 1997 and
     period from date of inception,
     September 15, 1996 through September 30, 1996........................... 17

Notes to Consolidated Financial Statement.................................... 19

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors of
Soy Environmental Products, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Soy Environmental Products, Inc. and Subsidiary as of September 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended, and for the period from the date of inception, September 15, 1996 through September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soy Environmental Products, Inc. and Subsidiary as of September 30, 1997, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the year then ended, and for the period from the date of inception, September 15, 1996 through September 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Semple & Cooper, L.L.P.

Certified Public Accountants

Phoenix, Arizona
January 20, 1997

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1997


                                     ASSETS

Current Assets:
 Cash and cash equivalents (Notes 1 and 2)                            $ 185,938
   Accounts receivable (Note 1)                                          12,936
   Inventory (Notes 1 and 3)                                            141,000
   Prepaid expenses                                                      93,456
                                                                      ---------
        Total Current Assets                                            433,330

Property, plant and equipment, net (Note 1)                              13,183
Investment, at equity (Note 6)                                          190,000
Organization costs, net (Note 1)                                          7,093
License fees, net (Note 1)                                                4,800
                                                                      ---------
        Total Assets                                                  $ 648,406
                                                                      =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Notes payable - current portion (Notes 4 and 7)                    $ 221,914
   Accounts payable                                                     140,600
   Accrued expenses                                                      54,856
                                                                      ---------
        Total Current Liabilities                                       417,370
                                                                      ---------

Notes payable - long-term portion (Notes 4 and 7)                       631,264
                                                                      ---------

Contingencies (Notes 5 and 8)                                              --

Stockholders' Equity (Deficit): (Note 9)
   Common stock, $.001 par value, 20,000,000 shares
     authorized, 5,445,200 shares issued and outstanding                  5,445
   Additional paid-in capital                                           415,085
   Accumulated deficit                                                 (820,758)
                                                                      ---------

        Total Stockholders' Equity (Deficit)                           (400,228)
                                                                      ---------

        Total Liabilities and Stockholders' Equity                    $ 648,406
                                                                      =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                   Period From
                                                                   The Date of
                                                                    Inception,
                                                                  September 15,
                                                 Year Ended          Through
                                                September 30,     September 30,
                                                     1997              1996
                                                =============     =============


Sales                                           $      56,678     $        --

Cost of Sales                                          43,090              --
                                                -------------     -------------

Gross Profit                                           13,588              --

General and Administrative Expenses                   614,093           (40,726)
                                                -------------     -------------
Loss from Operations                                 (600,505)          (40,726)

Other Income (Expenses):                                  788              --
Interest income                                         1,586              --
Other income                                         (181,901)             --
                                                -------------     -------------
Net loss                                             (780,032)    $     (40,726)
                                                =============     =============
Loss per share (Note 1)                         $        (.15)    $        (.03)
                                                =============     =============
Weighted average shares outstanding             $   5,076,634     $   1,519,833
                                                =============     =============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEAR ENDED SEPTEMBER 30, 1997 AND
                       THE PERIOD ENDED SEPTEMBER 30, 1996


                                                                                                 Total
                                                              Additional                      Stockholders'
                                    Common Stock                Paid-in       Accumulated        Equity
                               Shares           Amount          Capital         Deficit         (Deficit)
                               ------           ------          -------         -------         ---------
Balance at January
10, 1996                            --      $        --      $        --     $        --      $        --

Shares issued for
payment of expenses            8,816,922            8,817             --              --              8,817
                           -------------    -------------    -------------   -------------    -------------

Balance at September
30, 1996                       8,816,922            8,817             --              --              8,817

1 for 6 reverse
stock split                   (7,347,422)          (7,347)           7,347            --               --

Reverse merger with
Delta Environmental,
Inc. (Note 1)                  2,530,500            2,530           32,470         (40,726)          (5,726)
                           -------------    -------------    -------------   -------------    -------------

Adjusted balance after
reverse merger                 4,000,000            4,000           39,817         (40,726)           3,091

Proceeds from
private offering,
net of costs of $104,849       1,393,800            1,394          358,357            --            359,751

Compensation for
consulting services               51,400               51           16,911            --             16,962

Net loss for the year
ended September
30, 1997                            --               --               --          (780,032)        (780,032)
                           -------------    -------------    -------------   -------------    -------------


Balance at
September 30, 1997             5,445,200    $       5,445    $     415,085   $    (820,758)   $    (400,228)
                           =============    =============    =============   =============    =============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Period From
                                                                      The Date of
                                                                       Inception,
                                                                      September 15,
                                                      Year Ended         Through
                                                     September 30,    September 30,
                                                          1997            1996
                                                     -------------    -------------
Cash flows from operating activities:
  Cash collected from customers                      $      45,328    $        --
  Cash paid to suppliers and employees                    (748,572)         (10,485)
  Interest received                                            788             --
  Interest paid                                           (128,723)            --
                                                     -------------    -------------

     Net cash used by operating activities                (831,179)         (10,485)
                                                     -------------    -------------
Cash flows from investing activities:
  Purchase of fixed assets                                    --               --
  Increase in investment                                   (13,646)         (93,500)
  Disbursements for intangibles                            (40,000)          (5,003)
                                                     -------------    -------------
     Net cash used by investing activities                 (53,646)         (98,503)
                                                     -------------    -------------
Cash flows from financing activities:
  Proceeds from debt                                       970,000             --
  Repayment of debt                                       (150,000)            --
  Proceeds from issuance of stock                          229,251          130,500
                                                     -------------    -------------
     Net cash provided by financing activities           1,049,251          130,500
                                                     -------------    -------------
Net increase in cash and cash equivalents                  164,426           21,512

Cash and cash equivalents at beginning of period            21,512             --
                                                     -------------    -------------
Cash and cash equivalents at
  end of period                                      $     185,938    $      21,512
                                                     =============    =============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                  Period From
                                                                  The Date of
                                                                   Inception,
                                                                 September 15,
                                                 Year Ended         Through
                                                September 30,    September 30,
                                                     1997             1996
                                                -------------    -------------

Reconciliation of Net Loss to Net Cash
  Used by Operating Activities:

Net Loss                                        $    (780,032)   $    (409,726)
                                                -------------    -------------

Adjustments to reconcile net loss to net cash
  provided  (used)  by  operating activities:
        Depreciation and amortization                   2,437             --
        Stock issued for consulting fees               16,962           30,000
        Amortization of discount                       33,178             --

Changes in Assets and Liabilities:                       --
  Accounts receivable                                 (12,936)            --
  Prepaid expenses                                    (93,456)            --
  Inventory                                          (141,000)            --
  Refundable deposits                                   5,003             --
  Accounts payable                                     83,859              241
  Accrued expenses                                     54,806             --
                                                -------------    -------------


                                                      (51,147)          30,241
                                                -------------    -------------

Net cash used by operating activities           $    (831,179)   $     (10,485)
                                                =============    =============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Summary of Significant Accounting Principles, Nature of Operations, and Pervasiveness of Estimates:

     Nature of Corporation:

     Soy Environmental Products, Inc. (formerly Denom Acquisition Corp.) and Subsidiary is a Corporation which was duly formed and organized under the laws of the State of Delaware on January 10, 1996. The Company was in the development stage and had no activity from its inception through October 21, 1996, the date of the reverse merger. The principal business purpose of the Corporation is to engage in the development of ownership interest in, and the operation of, bio-degradable chemical facilities, and to establish national sales and distribution networks for these products.

     Reverse Merger:

     Effective October 21, 1996, the Company purchased all of the outstanding common stock of Delta Environmental, Inc. The acquisition was accounted for as a reverse merger using the purchase method of accounting and the stockholders of Delta Environmental, Inc. received approximately ninety
     (90) percent of the outstanding common stock of Soy Environmental Products, Inc. after the merger. Soy Environmental Products, Inc. had no activity through the merger date. The activity for the period ended September 30, 1996 represents the operations of Delta Environmental, Inc.

     Principles of Consolidation:

     The consolidated financial statements include the accounts of Soy Environmental Products, Inc. and its wholly-owned subsidiary, Delta Environmental, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

     Revenue Recognition:

     Revenues are recognized on the accrual basis of accounting with revenue from product sales recognized at the time of shipment.

     Pervasiveness of Estimates:

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

     Fair Value of Financial Instruments:

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses approximate fair value because of the short maturity of these items. Based on the borrowing rates currently available to the Company, the carrying amounts of long-term debt approximate fair value.

     Stock-Based Compensation:

     Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on October 1, 1996. SFAS No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     Cash and Cash Equivalents:

     For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

     Accounts Receivable:

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance is provided based upon a review of the individual accounts outstanding, and prior history of uncollectible accounts receivable. At September 30, 1997, no allowance has been provided for as management believes the accounts are fully collectible.

     Inventory:

     Inventory is stated at the lower of cost, first-in first-out method, or market. Inventory quantities are reviewed periodically for obsolescence.

     Organization Costs:

     Organization costs consist of costs incurred prior to commencing operations. These costs consist primarily of professional fees and administrative costs, and are amortized ratably over a five (5) year period. For the year ended September 30, 1997, amortization expense in the amount of $1,773 was charged to operations.

     Property and Equipment:

     Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized when incurred. For the year ended September 30, 1997, depreciation expense and accumulated depreciation was $464.

     The useful lives of property and equipment, which is comprised of furniture and fixtures, for purposes of computing depreciation is five to seven years.

     License Fees:

     The license fees consist of costs incurred in relation to the purchase of a license to market certain chemical compounds for bioremediation that are based upon soy product derivatives. This license will be amortized ratably over a twenty-five (25) year period. The Company evaluates the estimated net realizable value of its license fee at each balance sheet date and records an impairment if the carrying value exceeds the expected future net operating cash flows from the related operation. For the year ended September 30, 1997, amortization expense and accumulated amortization was $200.

     Income Taxes:

     For financial statement and tax reporting purposes, the Company reports income and expenses based on the accrual method of accounting. For the year ended September 30, 1997 and the period ended September 30, 1996, no provisions were made for federal or state income taxes due to operating losses incurred in the respective periods.

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     At September 30, 1997, the Company has available federal and state net operating loss carryforwards in the approximate amounts of $895,000 and $60,000 respectively, which may provide future tax benefits expiring primarily through 2012 and 2002.

     Deferred income taxes arise from timing differences resulting from income and expense items reported for financial and tax purposes in different periods. Deferred income taxes represent the estimated tax benefit for timing differences in the utilization of net operating loss carryforwards and valuation allowances. As of September 30, 1997 and 1996, valuation allowances in the approximate amounts of $304,000 and $9,000, respectively, were established because, in management's opinion, it is more likely than not that the Company's deferred tax assets will not be realized.

     Loss Per Common Share:

     The computation of loss per share is based on the weighted average number of common shares outstanding for the period. Common share equivalents are not included in the calculation of loss per share, as they are anti-dilutive.

2.   Concentrations:

     Cash and Cash Equivalents:

     The Company maintains cash and cash equivalents with various financial institutions. Deposits not to exceed $100,000 at each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 1997, the Company has uninsured cash and cash equivalents of approximately $79,000.

     Major Supplier:

     The Company purchases substantially all of its supply of soybeans and other materials from Interwest Cooperative LLC, a related entity. As of September 30, 1997, the amount included in accounts payable was approximately $150.

3.   Inventory:

     At September 30, 1997, inventory consists of the following:

        Raw materials                                                 $   80,398
        Finished goods                                                    60,602
                                                                      ----------
                                                                      $  141,000
                                                                      ==========

4.   Notes Payable:

     As of September 30, 1997, notes payable are as follows:

     Non-interest  bearing  note payable
     to an  individual,  due on  demand;
     unsecured.                                                         $ 50,000
                                      -21-

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Non-interest bearing Senior Secured
     Convertible notes, in the aggregate of
     $924,000 (less unamortized discount of
     $120,822, effective rate approximately
     32%), principal due January 30, 1998 and
     convertible after November 15, 1997 into
     924,000 shares of common stock; secured
     by stock and corporate assets.                                     803,178
                                                                     ----------
                                                                        853,178
     Less: current portion of notes payable                            (221,914)
                                                                     ----------

                                                                     $  631,264
                                                                     ==========

     During January, 1998, $720,000 ($631,264, net of unamortized discount at September 30, 1997) of the aforementioned notes were converted to 720,000 shares of common stock. Therefore, the debt related to same has been reflected as long-term as of September 30, 1997.

5.   Related Party Transactions:

     Note Payable to Related Party:

     During the year ended September 30, 1997, the Company entered into a debt agreement with an officer for $100,000. The debt was paid in full as of September 30, 1997 and interest in the amount of $20,000 has been accrued as of September 30, 1997.

     Leasing Arrangements:

     The Company leases office space under a month-to-month operating lease agreement with a related entity. For the year ended September 30, 1997, rental expense for the office lease was $43,669.

     Major Supplier:

     As discussed in Note 2, a related entity is the supplier of substantially all of the Company's soybeans.

     License Agreement:

     On September 15, 1996, Delta Environmental, Inc. entered into a licensing agreement with Interchem Environmental, Inc. for the license to market various Interchem Environmental, Inc. products. The contract provides for royalties to be paid at a rate of one-half of one percent (.005%) of gross sales. In exchange for the licensing agreement, Interchem Environmental, Inc. received 500,000 shares of Delta Environmental, Inc. stock from an existing stockholder.

     Consultancy Agreement:

     On December 31, 1996, the Company entered into a consulting agreement with Interchem Industries, Inc., a related entity. The agreement is for a three
     (3) year period, with a total commitment of approximately $225,000.

6.   Investment, at Equity:

     The investment consists of approximately a twenty-five (25) percent ownership interest in Interwest, L.C., an Iowa limited liability company. The investment is accounted for under the equity method of accounting. No adjustment has been made for the current year loss due to the immaterial nature of same.

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Following is a summary of financial position and results of operations of Interwest, L.C. at September 30, 1997:


     Current Assets                                                 $   127,094
     Property, plant and equipment                                    1,141,165
     Other assets, net                                                    7,707
                                                                    -----------
         Total Assets                                               $ 1,275,966
                                                                    ===========
         Current liabilities                                        $   138,769
         Long-term debt                                               1,168,000
                                                                    -----------
                                                                    $ 1,306,769
                                                                    -----------
         Stockholders' equity (deficit)                             $   (30,803)
                                                                    -----------
         Total liabilities and stockholders' equity                 $ 1,275,966
                                                                    ===========
         Sales                                                      $   135,199
                                                                    ===========
         Net loss                                                   $   (24,182)
                                                                    ===========

7.   Statement of Cash Flows:

     Non-Cash Financing Activities:

     For the year ended September 30, 1997, the Company recognized financing activities that affected stockholders' equity, but did not result in cash receipts.

     As of September 30, 1997, these non-cash activities consisted of the following:

         The Company completed a debt offering for $924,000, which included a discount on the debt in the amount of $154,000.

         The Company issued 51,400 shares of common stock for payment of consulting fees in the amount of $16,962.

8.   Contingencies:

     In relation to the Company's debt offering, the Company issued 924,000 warrants exercisable at $1 per share. Upon exercise of these warrants, the placement agent is to receive five percent (5%) of the proceeds received by the Company. Should all the warrants be exercised, the Company will incur $46,200 of additional costs. As of September 30, 1997, no liability has been accrued.

9.   Stockholders' Equity:

     Common Stock and Stock Split:

     On November 8, 1996, the Company's Board of Directors authorized a 1 for 6 reverse split of its common stock.

     Private Offerings:

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     During the year ended September 30, 1997, the Company completed a private placement of common stock pursuant to Regulation D promulgated by the Securities and Exchange Commission. The Company issued 1,393,800 shares of common stock pursuant to the offering.

     Options and Warrants:

     The Company had issued stock options pursuant to an employment agreement. The options were exercisable at $.33 per share for a period of five years from grant date. As of September 30, 1997, the options had been cancelled.

     The Company has issued warrants to accredited investors in connection with a debt offering. In relation to the debt offering, 924,000 Class A Warrants have been issued at an exercise price of $1.00 per share. The warrants become exercisable after November 15, 1997, and expire in three years. As of September 30, 1997, no warrants have been exercised.

     In addition, the placement agent on the debt offering received 462,000 Class B Warrants, exercisable at $1.20 per share, expiring in ten (10) years.

10.  Going Concern:

     As shown in the financial statements, the Company has incurred net losses of $780,032 and $40,726, respectively, for the year ended September 30, 1997 and for the period from the date of inception, September 15, 1996 through September 30, 1996. In addition, as of September 30, 1997, the Company had a stockholders' deficit in the amount of $400,228, and $204,000 of debt went into default subsequent to the balance sheet date.

     The foregoing factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. Management believes that the Company is positioned to continue as a going concern.

11.  Subsequent Events:

     Subsequent to the balance sheet date, the Company initiated a private placement pursuant to Regulation D promulgated by the Securities and Exchange Commission. The private placement offers for sale 105 units, each consisting of 20,000 shares of cumulative convertible preferred stock, and 10,000 common stock purchase warrants at $20,000 per unit.

     In addition, the Board of Directors authorized a private placement on a best efforts basis of up to $241,500 convertible notes and 241,500 warrants.

     During January, 1998, $720,000 of Senior Secured Convertible notes were converted to 720,000 shares of common stock. The balance of the Senior Secured Convertible notes, $204,000 went into default.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     From the inception of the Company until the acquisition of DEI, on October 21, 1996, its accountants were Rotenberg Company, L.L.P. of Rochester, New York. Due to the change in control of the Company resulting from the acquisition of DEI, the Company's Board of Directors decided to retain as its certifying accountant the accountants for DEI, Semple & Cooper P.L.C. of Phoenix, Arizona. The decision to change accountants was that solely of the Company's Board of Directors. At no time have there been any disagreements with prior or current accountants regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. None of the accounting reports associated with the financial statements of either the Company or DEI over the past two years or from the date of inception to the date hereof contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.


                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The Directors and Executive Officers of the Company and their ages are as follows:

    Name                Age                      Position
    ----                ---                      --------

Sean F. Lee             56         Chairman/Chief Executive Officer/Director
George T. Bard          67         President/Director
Gary L. Haer            43         Chief Financial Officer/Secretary/Director
Lee E. Derr             48         Director
Lawrence G. Olson       60         Director


Directors and Executive Officers

     Sean F. Lee, Chairman, Chief Executive Officer and Director has held these positions since October 1997. Mr. Lee is generally responsible for all marketing and distribution activities of the Company. Mr. Lee holds degrees from Kells College in Ireland and Hood College in Maryland. Mr. Lee has served in management positions in the retail industry since 1963. Recently, Mr. Lee was co-founder and Chairman of Infopak, a company which manufactures a handheld computer and creates custom software for the real estate industry and held the position of Chairman from inception in January 1991 till its sale in October 1996. Mr. Lee's retail experience includes 18 years with Montgomery Ward starting as a trainee and ending in 1981 as merchandise manager for the Western Region. In 1982 Mr. Lee joined W. R. Grace as a divisional Vice President ending in 1986 as Chief Executive Officer of Grace Homecenters West. Mr. Lee was Chief Executive Officer of Homebase, a $1.7 billion home improvement chain in 1988 and 1989.

     George T. Bard, President and Director, has served in these positions since September 1996. Mr. Bard is responsible for general management of the Company. Mr. Bard is an attorney admitted to the California Bar, graduated from the University of Michigan and holds a law degree from Lincoln University of San Francisco. Prior to his involvement with the Company, in addition to practicing law, he was a Vice President of Continental Grain and served as chief negotiator for the World Milling Group.

     Gary L. Haer, Chief Financial Officer, Secretary and Director, has held these positions since September 1996. Mr. Haer is responsible for management of logistics and manufacturing for the Company. Mr. Haer holds a B.S. degree in Accounting from Northwest Missouri State University and a MBA from Baker University. Prior to joining the Company Mr. Haer has held various management positions in operations, insurance and accounting. As a Manager for Hartford Insurance Group, he was responsible for market development and control, financial analysis, and agency management. Part of Mr. Haer's experience includes, from 1981 to 1992, being a major partner in a diversified agriculture operation, Haer Farms, where he was responsible for accounting, finance and operations. During this period he served on several financial review committees for the FHA. Since 1993, Mr. Haer has been accounting manager for Interchem (N.A.) Industries, Inc., which developed the Company's products.

     Lee E. Derr, Director, has been a director of the Company since September 1996 and, through Interchem Environmental, Inc., is responsible for its accounting and administrative functions. Mr. Derr holds a B.S. degree in Finance from the University of Missouri. In addition Mr. Derr is a Certified Public Accountant. Prior to founding Interchem (N.A.) Industries, Inc. Mr. Derr was Vice President and Chief Financial Officer of C. Christopher and Company, a Kansas City, Missouri based registered securities broker/dealer. In addition Mr. Derr previously served as Vice President of Finance for Wulfsberg Electronics a division of Sundstrand Corporation. Since 1985 Mr. Derr has been President of Interchem (N.A.) Industries, Inc. and continues today to direct all aspects of that company's operations.

     Lawrence G. Olson, Director, has held his position with the Company since September 1996. Mr. Olson holds a B.S. degree in Civil Engineering from the University of Southern California. He currently is President and owner of Olson Precast of Arizona, Inc., a precast production and construction company with which he has been affiliated since 1973.

     The business of the Company will be largely dependent upon the efforts of Messrs. Lee and Derr. The Company does not currently have, but intends to obtain and maintain, key-man life insurance in the amount of not less than $1,000,000 on the life of Mr. Lee.

Key Employees

     William Fredericks, 55, Executive Vice President, joined the Company in October 1997 and is responsible for all marketing activities with emphasis on the consumer segment. From November 1996 until joining the Company, Mr. Fredericks was the Director of Merchandising, Sales and Operations of Haynes Furniture Company, Inc., a regional furniture outlet retailer. From 1993 until October 1996, Mr. Fredericks was Director of Special Projects (Marketing) and New Business Development for Home Quarters Warehouse, Inc., a division of the Hechinger Company, and from October 1991 to November 1992 was the Vice President, Sales and Operations for Nature's Elements International, Ltd. From 1973 to 1991, Mr. Fredericks served in various capacities within merchandising and operations, including Senior Vice President and Chief Merchandising Officer, at Channel Home Centers, Inc., a division of W.R. Grace. Additionally, from 1992 to present, Mr. Fredericks has owned and operated Fredericks & Associates/AMASAR enterprises, an importer/exporter of consumer products.

Compliance with Section 16(a) of the Exchange Act

     During the fiscal year ended September 30, 1996, each director, officer and beneficial owner of more than 10% of the Company's outstanding Common Stock as listed in Item 11 below failed to timely file reports on Form 3 upon the Company becoming subject to the reporting requirements of the Exchange Act. All required reports were subsequently filed on February 11, 1998 after these persons were advised of their reporting requirements under the Exchange Act. Additionally, Mr. Stanton and Vexterglen Limited failed to timely file a Form 4 in connection with the disposition of 615,206 shares of the Company's Common Stock on September 23, 1997, Mr. Kohler and Capital West Investments Holding Company, Inc. failed to timely file a Form 4 in connection with the disposition of 500,362 shares of the Company's Common Stock on September 23, 1997, Mr. Haer failed to timely file a Form 4 in connection with the acquisition of 50,000 shares of the Company's Common Stock on September 18, 1997 and Mr. Olson failed to timely file a Form 4 in connection with the acquisition of 17,000 shares of the Company's Common Stock on September 9, 1997. All delinquent Forms 4 were also filed on February 11, 1998.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation Summary of Executive Officers

     The following table sets forth certain compensation paid or accrued by the Company during the fiscal year ended September 30, 1997 to the Chief Executive Officer and the Chief Financial Officer. None of the officers of the Company made in excess of $100,000 during fiscal 1997.

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation
                                           -------------------------------------

                                                                       Other
                                  Fiscal                              Annual
  Name and Principal Position      Year       Salary     Bonus     Compensation
--------------------------------------------------------------------------------

Sean Lee,                          1997      $73,077      __            __
Chief Executive Officer            1996         __        __            __
                                   1995         __        __            __

Gary L. Haer                       1997      $48,679      __            __
Chief Financial Officer            1996      $34,538      __            __
                                   1995         __        __            __



Employment Agreements

     Mr. Lee has entered into a three year employment contract whereby beginning January 1, 1997 he will be paid an annual salary of $100,000. At such time as the gross annual revenues of the Company exceed $5,000,000 the salary will increase to $150,000 per year and in addition Mr. Lee will receive an override equal to nine-tenths of one percent of the Company's gross revenue.

     At present the Company does not maintain any form of bonus, stock option, stock bonus, profit sharing, deferred compensation or other benefits or incentive plan for the benefit of any employees, officers or directors. The Board of Directors is currently considering a package of benefits and intends to present a plan at the Company's next annual meeting. There are no employment contracts with any individual working for or associated with the Company or its subsidiary except for Mr. Sean F. Lee.

     The Company and Interchem (N.A.) Industries have entered into a Consultancy Agreement as described in Item 12 below pursuant to which Mr. Derr provides services to the Company.

Director Compensation

     All authorized out of pocket expenses incurred by a Director on behalf of the Company are subject to reimbursement upon receipt by the Company of required documentation substantiating such expense. The Company anticipates that it will implement a stock option plan to provide incentive compensation to its Board members and other employees and service providers. Except as set forth above, there are no current plans nor at present does the Company have any current or future obligation to compensate the individuals serving in the capacity of a Director of the Company. Interchem (N.A.) Industries, Inc. is compensated as a consultant to the Company. Mr. Derr is President of Interchem (N.A.) and receives compensation from such entity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of October 1, 1997, certain information regarding beneficial ownership of the Company's Common Stock by all directors, executive officers and key employees and all persons who own beneficially, directly or indirectly, more than five percent of the Company's Common Stock, and all directors, executive officers and key employees of the Company as a group:

         Name and Address of                Amount and Nature      Percent of Beneficial
         Beneficial Ownership                 of Class(1)(7)               Owner
         --------------------                 --------------               -----

     Sean F. Lee(2)                              815,968                  14.96%
     8855 Black Canyon Freeway
     Suite 2000
     Phoenix, Arizona  85021

     D. J. Stanton(3)                            815,968                  14.96%
     456 Queen Street, W.
     Mount Forest, Ontario CANADA

     Lawrence L. Kohler(4)                       609,031                  11.18%
     2525 East Camelback Road
     Suite 510
     Phoenix, Arizona  85016

     Interchem Environmental, Inc.(5)(6)         500,000                   9.18%
     9135 Barton Street
     Overland Park, Kansas  66216

     Lee E. Derr(5)                              500,000                   9.18%
     9135 Barton Street
     Overland Park, Kansas  66214

     Capital West Investments Holding            460,400                   8.46%
       Company, Inc.
     2525 East Camelback Road
     Suite 510
     Phoenix, Arizona  85016

     George T. Bard                              300,000                   5.51%
     8347 East Las Estancias
     Scottsdale, Arizona  85250

     Gary L. Haer                                250,000                   4.59%
     9135 Barton Street
     Overland Park, Kansas  66216

     Lawrence G. Olson                            55,000                   1.01%
     214 West Vista Avenue
     Phoenix, Arizona 85021

     All Directors and Executive               1,920,968                  35.28%
     Officers as a Group (5 Persons)

     Unless otherwise indicated, the Company has been advised that each person above has sole voting power over the shares indicted.

(1) Based upon 5,445,200 shares of Common Stock being issued and outstanding on October 1, 1997.
(2) Mr. Lee holds all shares through the Lee Family Trust.
(3) Mr. Stanton holds the shares beneficially through Vexterglen Limited and such shares are held in trust by the Bank of Ireland. Mr. Stanton holds no position as management or any other interest in the Company or the predecessor companies.
(4) Mr. Kohler owns 149,031 shares directly and controls 460,000 shares through Capital West Investments Holding Company, Inc. ("CWIHC"). Mr. Kohler holds a majority of the equity stock in CWIHC.
(5) Mr. Lee E. Derr, a Director of and consultant to the Company, is an officer and director of Interchem (N.A.) Industries, Inc. and its wholly owned subsidiary Interchem Environmental, Inc. Mr. Derr does not own any shares of Interchem (N.A.) Industries, Inc. and therefore disclaims any beneficial interest in the shares of the Company's Common Stock owned by Interchem Environmental, Inc. Mr. Derr disclaims ownership of any shares of the Company.
(6) Interchem Environmental, Inc. is a 100% wholly owned subsidiary of Interchem (N.A.) Industries, Inc. Interchem Industries is a corporation with approximately 800 shareholders. No one controls more than 5% of the outstanding stock.

(7) Certain of these shareholders have committed to transfer, for nominal consideration, 100,000 shares of previously issued Common Stock to certain representatives of Fox & Company Investments, Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September of 1996 DEI entered into a 25 year license agreement with Interchem Environmental, Inc. ("IEI"), a wholly-owned subsidiary of Interchem (N.A.) Industries, Inc., whereby IEI granted DEI an exclusive world wide license for the promotion, use, sale and distribution of "SoyClean," "SoyRelease" and "Naturen" products. The agreement provides for a royalty fee of one-half of one percent of gross sales. Also, in January 1997, the Company purchased its 25% interest in Interwest, L.C. from IEI for $190,000.

     Effective October 21, 1996, the Company acquired all outstanding stock of DEI in exchange for 2,530,500 shares of its Common Stock. Such shares were issued as follows: Capital West Investments Holding Company, Inc. - 765,612 shares; Vexterglen Limited - 713,148; Interchem Environmental, Inc. - 500,000; Gary L. Haer - 200,000; Milton R. Barnes - 105,016; Lawrence L. Kohler - 105,016; Frank X. Helstab - 84,678; Jeffery Loth - 43,030; and Pickwick Group, L.L.C. - 14,000.

     Capital West Investment Group, a subsidiary of Capital West Investments Holding Company, of which Mr. Lawrence M. Kohler is President, received total commissions in connection with the private placements of the Company's securities equal to $85,460 and a total of 150,000 Class B Warrants, portions of which were allocated to participating representatives, including Mr. Kohler, and other registered agents and broker/dealers.

     The Company has entered into a two year Consultancy Agreement with Interchem (N.A.) Industries, Inc. whereby in exchange for consulting services the Company, beginning January 1, 1997, will pay a monthly consulting fee in the amount of $8,333.33. Mr. Lee E. Derr, a Director of the Company, is an officer and director of Interchem (N.A.) Industries, Inc. The Company also sub-leases its administrative office space from Interchem (N.A.) Industries, Inc. on a month-to-month basis at $3,565.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits Index

     Number   Description

     2.1(1) Agreement and Plan of Reorganization dated September 3, 1996 by and between Soy Environmental Products, Inc., formerly Denom Acquisition Corp. and the shareholders of Delta Environmental, Inc.

     3.1(1)            Certificate of Incorporation of Denom Acquisition Corp.

     3.2(1) Certificate of Amendment to Certificate of Incorporation of Denom Acquisition Corp.

     3.3(1)            Bylaws of Denom Acquisition Corp.

     4.1 Note Agreement dated July 3, 1997 among Soy Environmental Products, Inc. and Fox & Company Investments, Inc.

     4.2(3)            Security   Agreement   dated   July  3,  1997  among  Soy
                       Environmental   Products,   Inc.   and   Fox  &   Company
                       Investments, Inc.

     4.3               Class A Warrant  Agreement  dated  July 3, 1997 among Soy
                       Environmental   Products,   Inc.   and   Fox  &   Company
                       Investments, Inc.

     4.4 Class B Warrant Agreement dated September 23, 1997 among Soy Environmental Products, Inc. and Fox & Company Investments, Inc.

     4.5               Letter   Agreement   dated   July  3,   1997   among  Soy
                       Environmental   Products,   Inc.   and   Fox  &   Company
                       Investments, Inc.

     10.1(1) License Agreement dated September 15, 1996 by and between Interchem Environmental, Inc. and Delta Environmental, Inc.

     10.2(2) Employment Agreement dated September 31, 1996 by and between Delta Environmental, Inc. and Sean F. Lee

     10.3 Consultancy Agreement dated December 31, 1996, between Soy Environmental Products, Inc. and Interchem (N.A.) Industries, Inc.

     10.4 Agreement dated January 16, 1997 by and among Interchem Environmental, Inc. and Soy Environmental Products, Inc. regarding purchase of interest in Interwest, L.C.

     21                Subsidiaries of Registrant

     23                Consent of Independent Public Accountant

     99.1(2)           U.S. Army Testing Report

     99.2(2)           Testing Data by Arco Chemical

     99.3              Scientific Certification Systems Letter of Certification

     99.4              Consumer Testing Laboratories Testing Report

(1) Incorporated by reference from the Registrant's Form 10-QSB filed February 24, 1997.
(2)  Incorporated by reference from the Registrant's Form 10-SB/A (Amendment No.
     1) filed May 29, 1997.
(3)  Incorporated by reference from the Registrant's Form 10-SB/A (Amendment No.
     2) filed July 18, 1997.

(b)  Reports on Form 8-K

None

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SOY ENVIRONMENTAL PRODUCTS, INC.
                                  (Registrant)


Date:    March 24, 1998           By:   /s/ Gary L. Haer
     ----------------------          -------------------------------------------
                                     Gary L. Haer, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:                             By:
     ----------------------          -------------------------------------------
                                     Sean F. Lee, Chief Executive Officer
                                     and Director



Date:    March 25, 1998           By:   /s/ George T. Bard
     ----------------------          -------------------------------------------
                                     George T. Bard, President and Director



Date:    March 24, 1998           By:   /s/ Gary L. Haer
     ----------------------          -------------------------------------------
                                     Gary L. Haer, Chief Financial Officer,
                                     Secretary and Director


Date:    March 24, 1998           By:   /s/ Lee E. Derr
     ----------------------          -------------------------------------------
                                     Lee E. Derr, Director


Date:    March 25, 1998           By:   /s/ Lawrence G. Olson
     ----------------------          -------------------------------------------
                                     Lawrence G. Olson, Director