Form 10QSB
period 1997-12-31
SOY ENVIRONMENTAL PRODUCTS INC
filed 1998-04-06
CIK 1031903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT

         For the transition period from _____________ to _______________

                             ----------------------

                          Commission File Number 022169

                             ----------------------

                        SOY ENVIRONMENTAL PRODUCTS, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         481192445
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                               9135 Barton Street
                           Overland Park, Kansas 66214
                    (Address of principal executive offices)

                                  (913) 5990800
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
   -------------             -------------

         The number of shares outstanding of each of the issuer's classes of common equity was 5,445,200 shares of common stock, par value $.001, as of December 31, 1997.

           Transitional Small Business Disclosure Format (check one):

Yes                        No      X
   -------------             -------------

================================================================================

                        SOY ENVIRONMENTAL PRODUCTS, INC.
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                                              TABLE OF CONTENTS                                   PAGE NUMBER

                                                    PART I
                                            FINANCIAL INFORMATION

Item 1.  Financial Statement.............................................................................   3
                  Consolidated Balance Sheet
                           December 31, 1997 (unaudited) and September 30, 1997..........................   3
                  Consolidated Statements of Operations
                           Three Months Ended December 31, 1997 and 1996 (unaudited).....................   4
                  Consolidated Statement of Cash Flows
                           For the Three Month Period Ended December 31, 1997 and 1996 (unaudited).......   5
                  Notes to Consolidated Financial Statements.............................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................................................  12

                                                   PART II.
                                              OTHER INFORMATION

Item 2.  Changes in Securities...........................................................................  13

Item 3.  Defaults in Senior Securities...................................................................  13

Item 4.  Submission of Matters to a Vote of Security Holders.............................................  13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
           Three Months Ended December 31, 1997 and September 30, 1997

                                                ASSETS
                                                                         December 31     September 30
                                                                         ------------    ------------
                                                                             1997            1997
                                                                             ----            ----
                                                                          (Unaudited)
Current Assets:
         Cash                                                            $     26,898    $    185,938
         Accounts Receivable                                                    9,927          12,936
         Inventory                                                            265,858         141,000
         Prepaid Expenses                                                      11,180          93,456
                                                                         ------------    ------------
                  Total Current Assets                                        313,863         433,330

Property, plant and equipment, net (Note 1)                                    16,766          13,183
Investment, at equity (Note 6)                                                190,000         190,000
Organization costs, net (Note 1)                                                6,650           7,093
License fees, net (Note 1)                                                      4,750           4,800
                                                                         ------------    ------------
                  Total Assets                                           $    532,029    $    648,406
                                                                         ============    ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Notes Payable-current portion (Notes 4 and 7)                   $    347,278    $    221,914
         Accounts Payable                                                     157,977         140,600
         Accrued Expenses                                                      70,645          54,856
                                                                         ------------    ------------

                  Total Current Liabilities                              $    575,900    $    417,370
                                                                         ------------    ------------

Notes Payable  Long Term Portion (Notes 4 and 7)                         $    696,271         631,264

Contingencies (Notes 5 and 8)                                                    --              --

Stockholders' Equity (Deficit) (Note 9):
         Common Stock, $.001 Par Value, 20,000,000 shares
                  authorized, 5,445,200 shares issued and
                  outstanding                                                   5,445           5,445
         Additional paid-in-capital                                           384,471         415,085
         Accumulated deficit                                               (1,130,058)       (820,758)
                                                                         ------------    ------------

                  Total Stockholders' Equity (Deficit)                       (740,142)       (400,228)
                                                                         ------------    ------------

                  Total Liabilities and Stockholders' Equity             $    532,029    $    648,406
                                                                         ============    ============

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended December 31, 1996 and 1997
                                   (Unaudited)



                                                                            Three Months Ended
                                                                            ------------------
                                                                                December 31
                                                                                -----------

                                                                           1997               1996
                                                                       ===========        ===========

Sales                                                                  $    12,435        $     3,133

Cost of Sales                                                               10,631              1,552
                                                                       -----------        -----------
         Gross Profit                                                        1,804              1,581

         General and Administrative Expenses                               220,972             81,719
                                                                       -----------        -----------
         Loss from Operations                                             (219,168)           (80,138)

         Miscellaneous Income                                                  238                245

         Interest Expense                                                  (90,370)              --
                                                                       ===========        ===========
         Net Loss                                                      $  (309,300)       $   (79,893)
                                                                       ===========        ===========
Loss Per Share (Note 1)                                                      (0.06)             (0.02)
                                                                       ===========        ===========
Weighted Average Shares Outstanding                                      5,445,200          4,365,988
                                                                       ===========        ===========
Earnings Per Common Share Assuming Dilution (Note 12)                  $     (0.04)       $     (0.02)
                                                                       ===========        ===========
Weighted Average Common Stock Shares
         Outstanding, Assuming Dilution (Note 12)                        7,022,070          4,365,988
                                                                       ===========        ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           For the Three Month Period Ended December 31, 1996 and 1997
                                   (Unaudited)

                                                                              Three Months Ended
                                                                              ------------------
                                                                                  December 31
                                                                                  -----------

                                                                             1997              1996
                                                                          =========         =========

Reconciliation of Net Loss to Net Cash
         Provided by Operating Activities:

Net Loss                                                                  $(309,300)        $ (79,893)
                                                                          ---------         ---------
Adjustments to reconcile net loss to net cash
         provided by operating activities:
                  Amortization                                                  443             3,244
                  Depreciation                                                  641              --
                  Reverse Acquisition of subsidiary                            --             (99,360)

Changes in Assets and Liabilities:
                  Accounts receivable                                         3,009            (2,040)
                  Inventory                                                (124,858)             --
                  Prepaid expenses                                           82,276              --
                  Deposit                                                        50              --
                  Accounts payable                                           17,377            28,353
                  Accrued expenses                                           15,789              --
                                                                          ---------         ---------
                                                                             (5,273)          (69,803)
                                                                          ---------         ---------
Net cash used by operating activities                                      (314,573)         (149,696)
                                                                          ---------         ---------
Cash flows for investing activities:
         Increase in furniture and equipment                                 (4,224)             --
                                                                          ---------         ---------
Net cash used by investing activities                                        (4,224)             --

Cash flows from financing activities:
         Proceeds from issuance of stock                                    (30,614)          175,958
         Proceeds from notes payable                                        190,371              --
                                                                          ---------         ---------
         Net cash provided by financing activities                          159,757           175,958
                                                                          ---------         ---------
Net increase (decrease) in cash                                            (159,040)           26,262

Cash at the beginning of period                                             185,938              --
                                                                          ---------         ---------
Cash at end of period                                                     $  26,898         $  26,262
                                                                          =========         =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary Of Significant Accounting Principles And Nature Of Operations:

         Nature of Corporation:

         Soy Environmental Products, Inc. and Subsidiary (formerly Denom Acquisition Corp.) is a Corporation which was duly formed and organized under the laws of the State of Delaware on January 10, 1996. The Company was in the development stage and had no activity from its inception through October 21, 1996. The principal business purpose of the Corporation is to engage in the development of, ownership of interests in, and operation of biodegradable chemical facilities, and to establish national sales and distribution networks for these products.

         Reverse Acquisition:

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

         Principles of Consolidation:

         The consolidated financial statements of the Company include the accounts of Soy Environmental Products, Inc. and its wholly-owned subsidiary, Delta Environmental Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Stock-Based Compensation:

         Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on October 1, 1996. SFAS No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Cash and Cash Equivalents:

         For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

         Accounts Receivable:

         Accounts receivable consist primarily of amounts billed but uncollected for sales of product.

         The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance is provided based upon a review of the individual accounts outstanding, and prior history of uncollectible accounts receivable. At December 31, 1997, no allowance has been provided for as management believes the accounts are fully collectible.

         Inventory:

         At  December  31,  1997,   inventory   quantities  and  valuation  were
         determined based upon a physical count of inventory on hand, and pricing of same. Inventory is stated at the lower of cost, first-in first-out method, or market. Inventory quantities are reviewed periodically for obsolescence.

         Organization Costs:

         Organization costs consist of costs incurred prior to commencing operations. These costs consist primarily of professional fees and administrative costs, and are amortized ratably over a five (5) year period. For the three month period ended December 31, 1997 and 1996, amortization expenses in the amounts of $443 and $3,244 was charged to operations.

         Property, Plant and Equipment:

         Property, plant and equipment are recorded at cost. Depreciation is provided for on the straight -line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized when incurred. For the three months ended December 31, 1997, depreciation expense was $464.

         The useful lives of property, plant and equipment for purposes of computing depreciation are:

                 Furniture and fixtures            5 - 7 years

         License Fees:

         The license fees consist of costs incurred in relation to the purchase of a license to market certain chemical compounds for bioremediation that are based upon soy product derivatives. This license will be amortized ratably over a twenty-five (25) year period. The Company evaluates the estimated net realizable value of its license fee at each balance sheet date and records an impairment of the carrying value exceeds the expected future net operating cash flows from the related operation. For the three months ended December 31, 1997, amortization expense in the amount of $50 was charged to operations.

         Income Taxes:

         For financial statement and tax reporting purposes, the Company reports income and expenses based on the accrual method of accounting. For the three months ended December 31, 1997 and 1996 no provisions were made for federal and state income taxes due to operating losses incurred in the respective periods.

         At December 31, 1997, the Company has available federal and state net operating loss carryforwards, which may provide future tax benefits, expiring as follows:

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Year of Expiration        Federal           State
                      2011                 60,229           60,229
                      2012              1,204,682        1,204,682

         The Company has established a valuation allowance equal to the full amount of the deferred tax assets because, in management's opinion, it is more likely than not that the Company's deferred tax assets will not be realized.

         Deferred income taxes arise from timing differences resulting from income and expense items reported for financial and tax purposes in different periods. Deferred income taxes represent the estimated tax benefit for timing differences in the utilization of net operating loss carryforwards and valuation allowances.

         Loss Per Common Share:

         The computation of loss per common share is based on the weighted average number of common shares outstanding for the period. Common share equivalents are not included, as they are antidilutive.

2.       Concentrations:

         Cash and Cash Equivalents:

         The Company maintains cash and cash equivalents with various financial institutions. Deposits not to exceed $100,000 at each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1997, the Company has no uninsured cash and cash equivalents .

         Major Supplier:

         The Company purchases substantially all of its supply of soybean methyl esters and other materials from Interwest L.L.C., a related entity. As of December 31, 1997, the amount included in accounts payable was approximately $14,465.

3.       Inventory:

         At December 31, 1997, inventory consists of the following:

                    Raw materials             $    89,448
                    Finished goods                176,410
                                              -----------
                                              $   265,858
                                              ===========

4.       Notes Payable:

         As of December 31, 1997, notes payable are as follows:

         Non-interest bearing note payable to an individual,
         due on demand; unsecured                                     $   50,000
                                       -8-

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Non-interest bearing Senior Secured Convertible
         notes, in the aggregate of $924,000 (less
         unamortized discount of $30,451 effective rate
         approximately 32%), principal due January 30, 1998
         and convertible after November 15, 1997 into
         924,000 shares of common stock; secured by stock
         and corporate assets                                            893,549
                                                                       ---------

         Non-interest bearing promissory note in the
         aggregate amount of $120,000 (less unamortized
         discount of $15,000, effective rate approximately
         60%, principal due April 30, 1998 and convertible
         after April 30, 1998 into 120,000 shares of Common
         Stock                                                           100,000
                                                                       ---------
                                                                       1,043,549
         Less: current portion of notes payable                        (347,278)
                                                                       ---------

                                                                       $ 696,271
                                                                       =========

         During January, 1998, $720,000 ($696,271, net of unamortized discount at December 31, 1997) of the aforementioned notes were converted to 720,000 shares of common stock. Therefore, the debt related to same has been reflected as long-term as of December 31, 1997.

5.       Related Party Transactions:

         In addition, during the year ended September 30, 1997 , the Company entered into a debt agreement with an officer for $100,000. The debt was paid in full as of September 30, 1997 and interest in the amount of $20,000 has been accrued as of December 31, 1997.

         Leasing Arrangements:

         The Company leases office space under a month-to-month operating lease agreement with a related entity. For the three month period ended December 31, 1997 and 1996, rental expense for the office lease was $10,694 and $10,694, respectively.

6.       Investment:

         The investment consists of an approximate 25% ownership interest in Interwest, L.L.C., an Iowa limited liability company. The investment will be accounted for under the equity method, however, as of December 31, 1997, no material activity had occurred with respect to the facility.

         Following is a summary of financial position and results of operations of Interwest, L.C. at December 31, 1997:

           Current Assets                                          $   179,752
           Property, plant and equipment                             1,076,847
           Other assets, net                                             4,944
                                                                   -----------
                  Total Assets                                     $ 1,261,543
                                                                   ===========
                  Current liabilities                              $   214,357
                  Long-term debt                                     1,150,000
                                                                   -----------
                                                                   $ 1,364,357
                                                                   -----------

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Stockholders' equity                             $  (102,814)
                                                                   -----------
                  Total liabilities and stockholders' equity       $ 1,261,543
                                                                   ===========
                  Sales                                            $   230,536
                                                                   ===========
                  Net loss                                         $   (96,193)
                                                                   ===========

7.       Statement Of Cash Flows:

         NonCash Financing Activities:

         For the year ended September 30, 1997, the Company recognized financing activities that affected stockholders' equity, but did not result in cash receipts.

         As of September 30, 1997, these noncash activities consisted of the following:

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

9.       Stockholders' Equity:

         Common Stock and Stock Split:

         On November 8, 1996, the Company's Board of Directors authorized a 1-for-6 reverse split of its common stock.

         Private Offerings:

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

10.      Subsequent Events:

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In November 1997, the Company initiated a private placement of a series of preferred stock pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. The offering is for up to 105 units, each unit consisting of 20,000 shares of the series of preferred stock and 10,000 warrants.

         In addition, in December 1998, the Board of Directors authorized a private placement on a best efforts basis of up to $241,500 principal amount of convertible notes and 241,500 warrants.

11.      Basic Earnings Per Common Share:

         Basic earnings per share are based upon the weighted average number of shares outstanding for each of the respective periods. The following data reflects the amount used in computing earnings per share for the quarter ended December 31, 1997, and the effect on income and the weighted average number of shares of dilutive potential of common stock.

                                                 Three Months Ended
                                                    December 31
                                                    -----------

                                                1997           1996
                                                ----           ----

Net income available to common
  stockholders used in basic EPS            $  (309,300)   $   (79,893)

Basic Earnings (loss) per share

Weighted average common shares
  outstanding                                 5,445,200      4,365,988
                                            --------------------------

Basic earnings (loss) per share             $     (0.06)   $     (0.02)
                                            ==========================

Earnings per Share Assuming Dilution

         Common Stock equivalents                  --             --

         Options and warrants granted and
           unexercised                        1,686,000           --

Assumed buyback of options                         --             --
                                            --------------------------

                                              1,686,000           --
                                            ==========================

Weighted average of common shares
  outstanding                                 5,445,200      4,365,988
                                            --------------------------

Weighted average of common shares
  outstanding, assuming dilution              7,022,070      4,365,988
                                            ==========================

Earnings per Share Assuming Dilution        $     (0.04)   $     (0.02)
                                            ==========================


12.      New Accounting Pronouncements:

         Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) issued by the Financial Accounting Standards board is effective for fiscal years and interim periods ending after December 15, 1997. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company has adopted this accounting standard for its earnings per share computations.

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

RESULTS OF OPERATIONS

         Three Months Ended December 31, 1997 Compared to Three Month Ended December, 1996. For the three month period ended December 31, 1997, the Company had sales of $12,435 with cost of sales equal to $10,631 resulting in a gross profit of $1,804. For the same period ending December 31, 1996, the Company had sales of $3,133 and cost of sales of $1,552 with a gross profit of $1,581. Cost of sales as a percentage of sales was 85.5% and 49.5% the three month periods ending December 31, 1997 and 1996, respectively. The wide variance in percentages is due to the small volume of sales and neither percentage may be indicative of future costs of sales as a percentage of sales on anticipated higher revenues. General and administrative expenses were $220,972 for the three months ended December 31, 1997 which resulted in a loss from operations of $219,168 for the period or $(.06) per share. For the same period ending December 31, 1997, general and administrative expenses were $81,719 and the loss from operations was $80,138 or $(.02) per share.

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

LIQUIDITY AND CAPITAL RESOURCES

         From the date of its formation, January 10, 1996, to the date of the acquisition of DEI, October 21, 1996, the Company had no revenues or operating income. For the three month period ended December 31, 1997, the Company had nominal revenues of $12,435, primarily from sales of samples and trial products. As of the date of acquisition of DEI, the Company had no tangible assets. On September 30, 1997, the Company had total assets of $648,406 and total stockholders' equity (deficit) of $(400,228) compared to $532,029 and $(740,142), respectively, as of December 31, 1997. As of September 30, 1997, the Company had current assets of $433,330 in the form of cash, accounts receivable and current liabilities of $417,370. At December 31, 1997, the Company had current assets of $313,863 comprised of $26,898 cash, $9,927 accounts receivable and $265,958 inventory, and current liabilities of $575,900. The Company has increased its inventory in anticipation of increased sales and expects to continue to increase inventory as sales activities increase.

         Since  inception,   the  Company's  working  capital  needs  have  been
satisfied by financing activities primarily consisting of the private placement of common stock and debt.

         The Company anticipates meeting its working capital needs during the current fiscal year primarily with proceeds from the sale of securities and secondarily with revenues from sales and distribution operations, if any. The Company believes that it will require substantial additional funds to cover the costs of manufacturing its products, general and administrative overhead and meeting its reporting obligations under the Securities Exchange Act. If such funds are necessary, the Company will seek to borrow such funds and/or raise such funds through the private or public sale of its common stock or other securities. No assurances can be given that such financing, if required, will be available, or that it can be obtained on terms satisfactory to the Company. In the opinion of management, inflation has not had a material affect on the operations of the Company.

         During January 1998, the Company received its first purchase order from Payless Cashways of approximately $100,000. The Company's products with respect to this order were shipped in the first quarter of 1998. The Company anticipates additional orders for its product will be generated from other home improvement center retailers. The Company has commenced the establishment of a manufacturer's representative organization to represent the Company's products throughout the U.S. that it continues to expand. The organization is responsible for contacting and developing target markets as determined by the Company's segments involving large hardware/home center retail chains and the light industrial and automotive users. Management believes that the proceeds from its financing activities as currently anticipated will be sufficient to provide for the Company's planned expansion of its marketing, distribution and sales activities.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         On December 22, 1997, the Company filed a definitive Informational Statement on Form 14C detailing the Company's intent to solicit the written consent of a majority of its shareholders to amend the Company's Certificate of Incorporation to authorize the issuance of up to 3,000,000 shares of preferred stock. The shareholder consent would be effective in January 1998. The
Informational Statement also detailed the Company's intent to establish and issue a series consisting of up to 2,200,000 shares of preferred stock designated Series A 12% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock will have preference over the Company's common stock in payment of dividends and in liquidation distributions of up to $1.00 per share plus accrued but unpaid dividends.

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

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         The Company issued $924,000 of its Senior Secured Convertible Notes due January 31, 1998. Of the $924,000 outstanding, $720,000 of such Senior Secured
Convertible Notes were converted into 720,000 shares of the Company's Common Stock and the remaining $204,000 principal amount went into default. The Senior Secured Convertible Notes are secured by a lien on essentially all of the assets of the Company. No collection activity with respect to such defaulted notes has been commenced and the Company anticipates that the notes will ultimately be converted or otherwise satisfied. However, there is no assurance that the Company will have sufficient funds to satisfy the obligations under such Senior Secured Convertible Notes. If the Company fails to satisfy its obligations under such notes, it is possible that the holders thereof would exercise their remedies and seek to satisfy their obligation through a sale or forfeiture of the Company's assets. In such event, in all likelihood, the Company could not continue as a going concern.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         See, Item 2.  Changes in Securities above.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                      SOY ENVIRONMENTAL PRODUCTS, INC.
                                      (Registrant)



Dated:   April 1, 1998                By   /s/ Gary L. Haer
         -------------                  ----------------------------------------
                                           Gary L. Haer, Chief Financial Officer
                                      -13-