Form 10QSB
period 1998-03-31
SOY ENVIRONMENTAL PRODUCTS INC
filed 1998-06-04
CIK 1031903

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         [   ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D) OF THE
                  SECURITIES EXCHANGE ACT

                  For the quarterly period ended March 31, 1998



                        SOY ENVIRONMENTAL PRODUCTS, INC.
                        --------------------------------
           (Exact name of small business as specified in its charter)



           Delaware                                          481192445
           --------                                          ---------
(State or other jurisdiction of                    (IRS Employer Identification)
 incorporation or organization)



                               9135 Barton Street
                           Overland Park, Kansas 66214
                           ---------------------------
                    (Address of Principal Executive Offices)


                                 (602) 894-0100
                                 --------------
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No
    -----           -----

The number of shares outstanding of each of the issuer's classes of common equity was 6,290,200 shares of common stock, par value $.001, as of March 31, 1998.

Transitional Small Business Disclosure Format (check one):

Yes               No   X
    -----            -----

                        SOY ENVIRONMENTAL PRODUCTS, INC.
                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                TABLE OF CONTENTS



                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements
              Consolidated Balance Sheets
                    March 31, 1998 (unaudited) and September 30, 1997
              Consolidated Statements of Operations
                    For the Three Month and Six Month Periods Ended March 31, 1998 and 1997 (unaudited)
              Consolidated Statement of Changes in Stockholders Equity (Deficit)
                    For the Period Ended March 31, 1998 and the Year Ended September 30, 1997
              Consolidated Statement of Cash Flows
                    For the Three Month and Six Month Periods Ended March 31, 1998 and 1997 (unaudited)
              Notes to Consolidated Financial Statements


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                                     PART II
                                OTHER INFORMATION



ITEM 2.  Changes in Securities

ITEM 3.  Defaults in Senior Securities

ITEM 4.  Submission of Matters to a Vote of Security Holders

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                       March 31     September 30
                                                       --------     ------------
                                                         1998           1997
                                                         ----           ----
                                                      (Unaudited)
Current Assets
        Cash                                         $    121,672   $    185,938
        Accounts Receivable                                 4,316         12,936
        Inventory                                         200,828        141,000
        Prepaid Expenses                                   13,995         93,456
                                                     ------------   ------------
                    Total Current Assets                  340,811        433,330

Property, plant and equipment, net (Note 1)                15,646         13,183
Investment, at equity (Note 6)                            154,051        190,000
Organization costs, net (Note 1)                            6,207          7,093
License fees, net (Note 1)                                  4,700          4,800
                                                     ------------   ------------
                    Total Assets                     $    521,415   $    648,406
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          March 31      September 30
                                                                          --------      ------------
                                                                            1998            1997
                                                                            ----            ----
                                                                        (Unaudited)

Current Liabilities
        Notes Payable-current portion (Notes 4 and 7)                   $    484,042    $    221,914
        Accounts Payable                                                     111,294         140,600
        Accrued Expenses                                                      95,865          54,856
                                                                        ------------    ------------
                    Total Current Liabilities                           $    691,201    $    417,370
                                                                        ------------    ------------
Notes Payable Long Term Portion (Notes 4 and 7)                         $       --      $    631,264
                                                                        ------------    ------------
Contingencies (Notes 5 and 8)                                                   --              --
Stockholders' Equity (Deficit) (Note 9):
        Preferred Stock, $.001 Par Value, 3,000,000 shares
                authorized, 205,000 shares isued and
                outstanding as of March 31, 1998                                 205            --
        Common  Stock, $.001 Par Value, 20,000,000 shares
                authorized, 6,290,200 and 5,445,200 shares issued and
                outstanding as of March 31, 1998 and
                September 30, 1997, respectively                               6,290           5,445
        Additional Paid-in-capital                                         1,394,904         415,085
        Accumulated Deficit                                               (1,571,185)       (820,758)
                                                                        ------------    ------------
                    Total Stockholders' Equity (Deficit)                    (169,786)       (400,228)
                                                                        ------------    ------------

                    Total Liabilities and Stockholders' Equity          $    521,415    $    648,406
                                                                        ============    ============

                  The Accompanying Notes are an Integral Part
                          of the Financial Statements

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Month & Six Month Periods Ended March 31, 1998 and 1997

                                                       Three Months Ended             Six Months Ended
                                                       ------------------             ----------------
                                                            March 31                      March 31
                                                            --------                      --------
                                                       1998           1997           1998           1997
                                                       ====           ====           ====           ====
                                                           (Unaudited)                   (Unaudited)

Sales                                              $   114,335    $     5,046    $   126,770    $     8,179

Cost of Sales                                           79,139          2,354         89,770          3,906
                                                   -----------    -----------    -----------    -----------

             Gross Profit                               35,196          2,692         37,000          4,273

             General and Administrative Expenses       351,075        116,035        572,047        197,754
                                                   -----------    -----------    -----------    -----------

             Loss from Operations                     (315,879)      (113,343)      (535,047)      (193,481)

             Miscellaneous Income (Loss)               (35,427)          --          (35,189)           245

             Interest Expense                          (89,821)          --         (180,191)          --
                                                   ===========    ===========    ===========    ===========

             Net Loss                              $  (441,127)   $  (113,343)   $  (750,427)   $  (193,236)
                                                   ===========    ===========    ===========    ===========

Loss Per Share (Note 1)                                  (0.07)         (0.02)         (0.13)         (0.04)
                                                   ===========    ===========    ===========    ===========

Basic Weighted Average Shares Outstanding            6,008,533      5,190,308      5,867,700      4,795,100
                                                   ===========    ===========    ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD ENDED MARCH 31, 1998 AND THE YEAR ENDED SEPTEMBER 30, 1997

                                                                                                                         Total
                                                                                                                         -----
                                                                                         Additional                  Stockholders'
                                                                                         ----------                  -------------
                                Preferred       Stock            Common Stock              Paid-in     Accumulated      Equity
                                ---------       -----            ------------              -------     -----------      ------
                                 Shares         Amount        Shares         Amount        Capital       Deficit       (Deficit)
                                 ------         ------        ------         ------        -------       -------       ---------

Balance at September 30,
1996                                  --     $      --       8,816,922    $     8,817    $      --     $      --      $     8,817

1 for 6 reverse stock split           --            --      (7,347,422)        (7,347)         7,347          --             --

Reverse merger with Delta
Environmental, Inc. (Note 1)          --            --       2,530,500          2,530         32,470       (40,726)        (5,726)
                               -----------   -----------   -----------    -----------    -----------   -----------    -----------

Adjusted balance after
reverse merger                        --            --       4,000,000          4,000         39,817       (40,726)         3,091

Proceeds from private
offering, net of costs of
$104,849                              --            --       1,393,800          1,394        358,357          --          359,751

Compensation for consulting
services                              --            --          51,400             51         16,911          --           16,962

Net loss for the year ended
September 30, 1997                    --            --            --             --             --        (780,032)      (780,032)
                               -----------   -----------   -----------    -----------    -----------   -----------    -----------

Balance at September 30,
1997                                  --            --       5,445,200          5,445        415,085      (820,758)      (400,228)

Proceeds from private
offering; Net of costs of
$69,131                            205,000           205          --             --          135,664          --          135,869

Conversion of Senior
Convertible Debt                      --            --         720,000            720        719,280          --          720,000

Compensation for consulting
services                              --            --         125,000            125        124,875          --          125,000

Net loss for the six months
ended March 31, 1998                  --            --            --             --             --        (750,427)      (750,427)
                               -----------   -----------   -----------    -----------    -----------   -----------    -----------

Balance at March 31, 1998          205,000   $       205     6,290,200    $     6,290    $ 1,394,904   $(1,571,185)   $  (169,786)
                               ===========   ===========   ===========    ===========    ===========   ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                 SOY ENVIRONMENTAL PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      For the Three Month & Six Month Periods Ended March 31, 1998 and 1997

                                                           Three Months Ended         Six Months Ended
                                                           ------------------         ----------------
                                                                March 31                  March 31
                                                                --------                  --------
                                                            1998         1997         1998         1997
                                                            ====         ====         ====         ====
                                                               (Unaudited)               (Unaudited)

Net cash used by operating activitites                    (393,151)     (75,953)    (707,723)    (240,649)
                                                         ---------    ---------    ---------    ---------

Cash Flows for Investing Activities:
             Increase in Furniture and Equipment                                      (4,224)        --
             Increase in Investment                         35,949      (42,698)      35,949      (42,698)
                                                         ---------    ---------    ---------    ---------
Net cash used by investing activities                       35,949      (42,698)      31,725      (42,698)
                                                         ---------    ---------    ---------    ---------

Cash Flows from Financing Activities:
             Proceeds from issuance of preferred stock     205,000         --        205,000         --
             Proceeds from issuance of common stock        806,483       47,519      775,868      238,477
             Repayment of notes payable                   (559,507)        --       (369,136)        --
             Proceeds (payments) from notes payable           --         50,000         --         50,000
                                                         ---------    ---------    ---------    ---------

             Net cash provided by financing activities     451,976       97,519      611,732      288,477
                                                         ---------    ---------    ---------    ---------
Net increase (decrease) in cash                             94,774      (21,132)     (64,266)       5,130

Cash at the beginning of period                             26,898       26,262      185,938         --
                                                         ---------    ---------    ---------    ---------

Cash at end of period                                    $ 121,672    $   5,130    $ 121,672    $   5,130
                                                         =========    =========    =========    =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                 SOY ENVIRONMENTAL PRODUCTS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

         Basis of Presentation:

         The accompanying Statements of Operations for the three and six months ended March 31, 1998 and 1997, Statement of Changes in Stockholders' Equity for the period ended March 31, 1998 and Statements of Cash Flow for the three and six months ended March 31, 1998 and 1997, are consolidated statements and include all of the accounts of the Company and its wholly-owned subsidiary, Delta Environmental, Inc. All intercompany accounts and transactions were eliminated in the consolidation of these statements.

         Interim Financial Statements:

         The unaudited  interim  financial  statements  include all  adjustments
         (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1998. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1997.

         Loss Per Common Share and Common Equivalent Share:

         The computation of loss per share is based on the net loss and the weighted average number of shares of common stock and common stock equivalents outstanding for each period. Certain stock options and warrants outstanding during the quarters and periods ended March 31, 1998 and 1997 are not included in the computation of loss per share for those periods because their effect would be antidilutive. Loss per share for the quarter and period ended March 31, 1997 have been restated to give retroactive effect to FASB No. 128.

2.       Concentrations:

         Major Supplier:

         The Company purchases substantially all of its supply of soybean methyl esters and other materials from Interwest L.L.C., a related entity. As of March 31, 1998, the amount included in accounts payable was approximately $346.

3.       Notes Payable:

         As of March 31, 1998, notes payable are
         as follows:  Non-interest  bearing note
         payable  to  an   individual,   Due  on
         demand: unsecured                                  $  50,000

         Non-interest   bearing  Senior  Secured
         Convertible  Notes, in the aggregate of
         $204,000  (effective rate approximately
         32%),  principal  due  January 30, 1998
         and convertible after November 15, 1997
         into  204,000  shares of common  stock;
         secured by stock and corporate assets                204,000

                 SOY ENVIRONMENTAL PRODUCTS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Non-interest bearing promissory note in
         the aggregate  amount Of $241,500 (less
         unamortized    discount   of   $11,458,
         effective   rate   Approximately   60%,
         principal   due  April  30,   1998  and
         Convertible  after  April 30, 1998 into
         241,500 shares of Common Stock                       230,042
                                                           ----------
                                                              484,042
                                                           ----------

                                                           $  696,271
                                                           ==========


         As of January 30, 1998, $204,000 of Senior Secured Convertible Notes went into default and began accruing interest at the rate of 5% per month.

4.       Investment:

         The investment consists of an approximate 25% ownership interest in Interwest, L.L.C., an Iowa limited liability company. The investment will be accounted for under the equity method.

         Current Assets                                             $   136,800
         Property, plant and equipment                                1,043,411
         Other assets, net                                                2,375
                                                                    -----------

              Total Assets                                          $ 1,182,586
                                                                    ===========

              Current Liabilities                                   $   166,384

              Long-term debt                                          1,150,000
                                                                    -----------
                                                                    $ 1,316,384
                                                                    -----------

              Stockholders' equity                                  $  (133,798)
                                                                    -----------

              Total liabilities and stockholders' equity            $ 1,182,586
                                                                    ===========


5.       Contingencies:

         In relation to the Company's debt offering, the Company issued 924,000 warrants exercisable at $1 per share. Upon exercise of these warrants, the placement agent is to receive five percent (5%) of the proceeds received by the Company. Should all the warrants be exercised, the Company will incur $46,200 of additional costs. As of March 31, 1998, no liability has been accrued.

6.       Stockholders' Equity:

         Common Stock and Stock Split:

         On November 8 1996, the Company's Board of Directors authorized a 1 for 6 reverse split of its common stock.

                 SOY ENVIRONMENTAL PRODUCTS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Private Offerings:

         During the year ended September 30, 1997, the Company completed a private placement of common stock pursuant to Regulation D promulgated by the Securities and Exchange Commission. The Company issued 1,393,800 shares of common stock pursuant to the offering.

         Options and Warrants:

         The Company has issued 100,000 stock options pursuant to an employment agreement. The options are exercisable at $1.00 per share for a period for five years from grant date.

         In December 1997, the Board of Directors authorized a private placement on a best efforts basis of up to $241,500 principal amount of convertible notes and 241,500 warrants. The full amount of $241,500 was sold during the quarter ended March 31, 1998.

         The Company also initiated a Private Placement for the sale of up to 20,000 shares or up to $2,100,000 of Series A Convertible Preferred Stock. An amount of $205,000 was sold during the quarter ended March 31, 1998.


7.       Basic Earnings Per Common Share:

         Basic earnings per share are based upon the weighted average number of shares outstanding for each of the respective periods. The following data reflects the amount used in computing earnings per share for the six month and three month periods ended March 31, 1998.

                                                   Three Months Ended             Six Months Ended
                                                   ------------------             ----------------
                                                        March 31                      March 31
                                                        --------                      --------
                                                   1998           1997           1998           1997
                                                   ----           ----           ----           ----

            Net income available to common     $  (441,127)   $  (113,343)   $  (750,427)   $  (193,236)
              stockholders used in basic EPS

            Basic earnings (loss) per share

            Weighted average common shares       6,008,533      5,190,308      5,867,700      4,795,100
              outstanding                      -----------    -----------    -----------    -----------

            Basic earnings (loss) per share    $     (0.07)   $     (0.02)   $     (0.13)   $     (0.04)
                                               ===========    ===========    ===========    ===========

         Earnings per share assuming dilution have not been presented as they were antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB. Prior to October 21, 1996, the Company had no operating history. Subsequent to October 21, 1996 all of the Company's operations are being carried out by its wholly owned subsidiary Delta Environmental, Inc. (DEI'). Therefore, all discussions below concerning the Company prior to the acquisition of DEI relate to and reflect the operations of DEI only.

I.       RESULTS OF OPERATIONS

         Six Months Ended March 3l, 1998 Compared to 6 Months Ended March 3l, 1997. For the six month period ended March 31, 1998, the Company had sales of $126,770 with cost of sales equal to $89,770 resulting in a gross profit of $37,000. For the same period ending March 31, 1997, the Company had sales of $8,179 and cost of sales of $3,906 with a gross profit of $4,273. Cost of sales as a percentage of sales was 70.8% and 47.8% for the six month periods ending March 31, 1998 and 1997, respectively. The wide variance in percentages is due to the small volume of sales and neither percentage may be indicative of future costs of sales as a percentage of sales on anticipated higher revenues. For the three months ended March 31, 1998 the Company had sales of $114,335 and cost of sales of $79,139 with a gross profit of $35,196. For the same period ending March 31, 1997, the Company had sales of $5,046 and cost of sales of $2.354 with a gross profit of $2,692. General and administrative expenses were $572,047 for the six months ended March 31, 1998, which resulted in a loss from operations of $535,047 for the period.. For the same period ending March 31, 1997, general and administrative expenses were $197,754 and the loss from operations was $193,481. General and administrative expenses for the three months ended March 31, 1998 were $351,075 which resulted in a loss of $441,127. The increase in general and administrative expenses of approximately $374,000 was due primarily to the start-up costs for the marketing program of the Company. General and administrative costs for the three months ended March 31, 1997 were $116,035 which resulted in a loss of $113,343

         The Company anticipates that its operating expenses will be increasing so that the Company's future profitability will depend upon significant increases in revenue from operations. While the Company believes that sales revenue will increase due to the Company's marketing activities and distribution agreements recently entered into, there can be no assurance as to the amount of income which the Company may be able to generate from distributions and sales operations. Losses have primarily resulted from high start-up and general administrative costs compared to the Company's initial low sales volume. Given the Company's financial resources, its anticipated expenses and the highly competitive environment in which it will operate, there can be no assurance that the Company will be able to generate sufficient revenue to fund its current or future operations or that the Company's future operations will be profitable in the near future or at all.

II.      LIQUIDITY AND CAPITAL RESOURCES

         From the date of its formation, January 10, 1996, to the date of the acquisition of DEI, October 21, 1996, the Company had no revenues or operating income. For the six month period ended March 31, 1998, the Company had revenues of $126,770, primarily from its initial delivery to Payless Cashways. As of the date of acquisition of DEI, the Company had no tangible assets. On September 30, 1997, the Company had total assets of $648,406 and total stockholders' equity (deficit) of $(400,228) compared to $521,415 and $(169,786), respectively, as of March 31, 1998. As of September 30, 1997, the Company had current assets of $433,330 in the form of cash, accounts receivable and current liabilities of $417,370. At March 31, 1998, the Company had current assets of $340,811 comprised of $121,672 cash, $4,316 accounts receivable and $200,828 inventory, and current liabilities of $691,201. The Company has increased its inventory in anticipation of increased sales and expects to continue to increase inventory as sales activities increase.

         Since inception, the Company's working capital needs have been satisfied by financing activities consisting of the private placement of common stock and debt. During the period ended March 31, 1998, a portion of the Senior Secured debt went into default. In addition, the Company has approximately $241,500 of debt due in April, 1998.

         The Company anticipates meeting its working capital needs during the current fiscal year primarily with proceeds from the sale of securities and secondarily with revenues from sales and distribution operations. The Company believes that it will require substantial additional funds to cover the costs of manufacturing its products, general and administrative overhead and meeting its reporting obligations under the Securities Exchange Act. If such funds are necessary, the Company will seek to borrow such funds and/or raise such funds through the private or public sale of its common stock or other securities. No assurances can be given that such financing, if required, will be available, or that it can be obtained on terms satisfactory to the Company. In the opinion of management, inflation has not had a material affect on the operations of the Company.

         During January, 1998, the Company received its first purchase order from Payless Cashways of approximately $100,000. The Company's products with respect to this order were shipped in the first quarter of 1998. The Company anticipates additional orders for its product will be generated from other home improvement center retailers. The Company has commenced the establishment of a manufacturer's representative organization to represent the Company's product throughout the U.S. that it continues to expand. The organization is responsible for contacting and developing target markets as determined by the Company's segments involving large hardware/home center retail chains and the light industrial and automotive users. Management believes that the proceeds from its financing activities as currently anticipated will be sufficient to provide for the Company's planned expansion of its marketing, distribution and sales activities.

                           PART II. OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES

         From December 8, 1997 through January 31, 1998, the Company issued a total of $241,500 of Convertible Subordinated Notes and 241,500 Warrants as units for total consideration of $200,000. The Convertible Subordinated Notes were placed through Capital West Investments Holding Company, Inc. for total commissions of $14,000. The offering was solely to "accredited investors" pursuant to Rule 506 of Regulation D. Each Convertible Subordinated Note is due four months from issuance and is convertible into shares of the Company's Common Stock on the basis of $1.00 of principal per share. The Warrants allow the holder thereof the right to purchase one share of Common Stock per Warrant at $1.00 for three years from the date of issuance.

         Subject to the filing of the amendment to the Company's certificate of incorporation described in Item 4, and the filing of an appropriate certificate of designation in Delaware, the Company issued 205,000 shares of Series A Preferred Stock and 102,500 Class C Warrants as units from February 6, 1998 through February 26, 1998 for a total consideration of $205,000. The offering was made solely to accredited investors pursuant to Rule 506 of Regulation D. The Series A Preferred Stock was placed through Capital West Investment Group and Fox & Company Investments, Inc. for total commissions of $26,650. The Series A Preferred Stock has the following terms:

         Dividends. The holders of the Series A Preferred Stock are entitled to receive a $.12 (12 %) annual, dividend, accruing each June 1 and December 1 commencing on June 1, 1998. Dividends shall be payable when, as and if declared by the Board of Directors, shall be cumulative, and shall only be paid out of funds legally available therefor, if any. Any accumulated but unpaid dividends will be payable upon conversion of the Series A Preferred Stock to Common Stock. At the Company's discretion, dividends may be paid in shares of the Company's Common Stock with a predetermined value of $2.00 per share.

         Priority. The Series A Preferred Stock has preference in payment of dividends over the Company's Common Stock. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series A Preferred Stock will be entitled to receive $1.00 per share of Series A Preferred Stock, plus any accumulated but unpaid dividends accrued thereon, before the holders of Common Stock receive any distributions. The Company may not establish a series of preferred superior to the Series A Preferred Stock, but may establish a series with equal preferences to dividends and liquidation distributions.

         Conversion. The Series A Preferred Stock is convertible into the Company's Common Stock in minimum denominations of 1,000 shares, initially on a one-for-one basis. The conversion ratio is subject to adjustment as of January 1, 1999 and each January 1 thereafter (each, an "Adjustment Date"). On any Adjustment Date the conversion ratio will be adjusted to the quotient of which $1.00 is the numerator and an amount equal to 75% of the Company's Common Stock five day prior average closing price is the denominator. If any adjustment changes the conversion ratio to more than one share of Series A Preferred Stock for one share of Common Stock (or increases such ratio to more than the prior ratio) notice will be given to all holders of the Series A Preferred Stock and the holders may elect within 45 days of such notice to convert the Series A
Preferred Stock at the conversion ratio in effect immediately prior to the Adjustment Date.

         Mandatory Conversion. The Series A Preferred Stock will convert automatically into the Company's Common Stock at the conversion ratio in effect in the event of a qualified public offering ("QPO") of or upon attainment of a qualified market price ("QMP") for the Company's Common Stock. A QPO will occur upon the successful completion of a public offering of the Company's Common Stock at a price of not less than $4.00 per share with total gross proceeds of not less than $5,000,000. A QMP will occur at any time after January 1, 1999 in the event the closing bid price of the Company's Common Stock in an established market equals or exceeds $4.00 per share for 90 consecutive trading days with volume of not less than one percent of the shares outstanding.

         Anti-Dilution. The conversion ratio of the Series A Preferred Stock is subject to adjustment to prevent dilution in the event of any stock splits, stock dividends (except dividends payable on the Series A Preferred Stock), or other adjustments to capital structure of the Company.

         The 102,500 Class C Warrants issued as part of the units in connection with the placement of the Series A Preferred Stock provide the holders the right to acquire 102,500 shares of Common Stock at a price of $1.25 per share until December 1, 1999, and for $1.50 per share thereafter. The Class C Warrants expire on March 1, 2000.

         The Company issued 102,500 Class D Warrants to acquire 102,500 shares of Common Stock at a price of $1.50 per share to the placement agents in connection with the placement of the Series A Preferred Stock and Class C Warrants. The Class D Warrants expire March 1, 2002.

         During the period from January 1, 1998 through March 31, 1998, $720,000 of the Company's Senior Secured Convertible Notes were converted into 720,000 shares of the Company's Common Stock. The conversions were made in reliance on
Section 3(a)(9) and of the Securities Act of 1933, as amended (the "Securities Act") as an exchange by the Company with its existing security holders where no commission or remuneration was paid and pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

         The Company issued 125,000 shares as compensation for consulting services to certain consultants of the Company during the quarter ended March 31, 1998. Such shares were issued pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.


ITEM 3.    DEFAULTS IN SENIOR SECURITIES

         The Company issued $924,000 of its Senior Secured Convertible Notes due January 31, 1998. Of the $924,000 outstanding, $720,000 of such Senior Secured
Convertible Notes were converted into 720,000 shares of the Company's Common Stock and the remaining $204,000 principal amount went into default. The Senior Secured Convertible Notes accumulate interest at the rate of 5% per month. At April 30, 1998, approximately $250,000 of principal and accumulated interest was outstanding on the Senior Secured Convertible Notes. The Senior Secured Convertible Notes are secured by a lien on essentially all of the assets of the Company. No collection activity with respect to such defaulted notes has been commenced and the Company anticipates that the notes will ultimately be converted or otherwise satisfied. However, there is no assurance that the Company will have sufficient funds to satisfy the obligations under such Senior Secured Convertible Notes. If the Company fails to satisfy its obligations under such notes, it is possible that the holders thereof would exercise their remedies and seek to satisfy their obligations through a sale or forfeiture of the Company's assets. In such event, in all likelihood, the company could not continue as a going concern.

         The Company is in default of payment of approximately $150,000 in principal and accumulated interest on its outstanding Convertible Subordinated Notes described in Item 2 above. Such notes are accumulating interest at the rate of 5% per month. Although these notes are not secured by the assets of the Company, if the holders of such notes institute legal proceedings against the Company and the Company is unable to repay such notes, the Company may not be able to continue as a going concern.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In accordance with a definitive Informational Statement on Form 14C filed with the Securities and Exchange Commission, the Company solicited a stockholder consent to amend the Company's certificate of incorporate to authorize the issuance of up to 3,000,000 shares of preferred stock. The Company obtained the written signatures of 3,345,967 shares to approve such amendment. The amendment to the certificate of incorporation has been filed in Delaware, together with a certificate of designation for the Company's Series A Preferred Stock.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                        SOY ENVIRONMENTAL PRODUCTS, INC.
                                  (Registrant)



Dated:   June 1, 1998                 By: /s/ Gary L. Haer
         ------------                     --------------------------------------
                                          Gary L. Haer,  Chief Financial Officer
                                       14